Form 10-Q
period 1995-09-30
MARTIN LAWRENCE LIMITED EDITIONS INC
filed 1995-11-13
CIK 745600

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended:                     Commission File Number:
    September 30, 1995                               0-13141
  ----------------------                     -----------------------

                     MARTIN LAWRENCE LIMITED EDITIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                               95-4103583
  ---------------------------------            ---------------------
    (State or other jurisdiction               (IRS Employer Identi-
  of incorporation or organization)               fication Number)

                               16250 Stagg Street
                           Van Nuys, California 91406
             -----------------------------------------------------
             (Address and zip code of principal executive offices)

                                 (818) 988-0630
             -----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to t he filing requirements for at least the past 90 days.

                          YES   X     NO
                              -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                        Number of Shares Outstanding
              Class                         at November 9, 1995
              -----                     ----------------------------
    Common Stock, $.01 par value                  5,893,748




                       This document consists of 17 pages

                     MARTIN LAWRENCE LIMITED EDITIONS, INC.

                               TABLE OF CONTENTS

                                                                Page
                                                                ----

PART I.  FINANCIAL INFORMATION


    Item 1.  Financial Statements

             Consolidated Balance Sheet for September 30, 1995
               and December 31, 1994 (Unaudited)..............    3

             Consolidated Statement of Operations
               for the Nine Months Ended September 30, 1995
               and September 30, 1994 and for the Three Months
               Ended September 30, 1995 and September 30, 1994
               (Unaudited)....................................    4

             Consolidated Statement of Cash Flows
               for the Nine Months Ended September 30, 1995
               and September 30, 1994 (Unaudited).............    5

             Notes to Unaudited Consolidated
               Financial Statements...........................    6

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.....................................   10


PART II.  OTHER INFORMATION


    Item 1.  Legal Proceedings................................   17

    Item 2.  Changes in Securities............................   17

    Item 3.  Defaults Upon Senior Securities..................   17

    Item 4.  Submission of Matters to a Vote of
               Security Holders...............................   17

    Item 5.  Other Information................................   17

    Item 6.  Exhibits and Reports on Form 8-K.................   17

                     Martin Lawrence Limited Editions, Inc.
                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                          Sept. 30, 1995   Dec. 31, 1994
                                                          --------------   -------------
Assets
Current assets:
  Cash and cash equivalents                                 $   674,000     $   575,000
  Accounts receivable, net (Note 2)                           1,354,000         646,000
  Inventories (Note 2)                                       12,531,000      13,423,000
  Prepaid expenses and other current assets                     370,000         423,000
  Notes receivable, short-term                                   38,000          38,000
                                                            -----------     -----------
Total current assets                                         14,967,000      15,105,000
Equipment and leasehold improvements,
  net of accumulated depreciation and
  amortization (Note 2)                                       2,966,000       3,565,000
Other assets                                                    692,000         668,000
Deferred income taxes (Note 3)                                  969,000         969,000
                                                            -----------     -----------

Total assets                                                $19,594,000     $20,307,000
                                                            ===========     ===========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses (Note 2)            $ 2,450,000     $ 2,263,000
  Accrued compensation and employee benefits                    504,000         462,000
  Deferred rents--current                                       214,000         412,000
  Customer deposits                                             169,000         204,000
  Notes payable                                                  16,000           6,000
  Deferred income taxes (Note 3)                              1,224,000       1,376,000
                                                            -----------     -----------
Total current liabilities                                     4,577,000       4,723,000
Notes payable, long term                                        134,000          23,000
Deferred rents                                                  448,000         475,000
                                                            -----------     -----------
Total liabilities                                             5,159,000       5,221,000
                                                            -----------     -----------

Commitments and contingencies                                      -               -
Mandatorily redeemable preferred stock--
  $.01 par value, 1,000,000 shares authorized,
  225,000 shares issued and outstanding
  at 9/30/95 (Note 4)                                         2,034,000            -
                                                            -----------     -----------

Stockholders' equity:
  Preferred stock--$.01 par value;
    4,000,000 shares authorized, none issued or outstanding        -               -
  Common stock--$.01 par value;
    20,000,000 shares authorized, 8,350,000 shares
    issued and 5,893,748 shares outstanding
    at September 30, 1995 and December 31, 1994                  83,000          83,000
Paid-in capital                                              27,709,000      27,709,000
Deficit                                                      (7,606,000)     (4,921,000)
Less cost of shares held in treasury--
  2,456,000 shares at September 30, 1995
  and December 31, 1994                                      (7,785,000)     (7,785,000)
                                                            -----------     -----------
Total stockholders' equity                                   12,401,000      15,086,000
                                                            -----------     -----------

Total liabilities and stockholders' equity                  $19,594,000     $20,307,000
                                                            ===========     ===========


      See accompanying notes to unaudited consolidated financial statements

                     Martin Lawrence Limited Editions, Inc.
                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                     Three Months Ended September 30,     Nine Months Ended September 30,
                            1995           1994                1995           1994
                         ----------     ----------          ----------     ----------
Revenues:
  Net sales             $ 6,205,000    $ 4,223,000          $14,656,000    $11,531,000
  Other income              112,000        133,000              368,000      1,333,000
                        -----------    -----------          -----------    -----------
                          6,317,000      4,356,000           15,024,000     12,864,000
                        -----------    -----------          -----------    -----------
Costs and expenses:
  Cost of sales           2,252,000      1,621,000            5,452,000      4,257,000
  Selling expenses        2,068,000      1,510,000            5,433,000      4,779,000
  General and admini-
    strative expenses     2,275,000      2,138,000            6,590,000      6,822,000
  Interest                    4,000          2,000               10,000          4,000
  Net loss (gain) on
    gallery closures        301,000       (104,000)             210,000        129,000
                        -----------    -----------          -----------    -----------
                          6,900,000      5,167,000           17,695,000     15,991,000
                        -----------    -----------          -----------    -----------

Loss before tax benefit    (583,000)      (811,000)          (2,671,000)    (3,127,000)

Provision for taxes
  (benefit)                 (45,000)         5,000             (133,000)        13,000
                        -----------    -----------          -----------    -----------

Net loss                   (538,000)      (816,000)          (2,538,000)    (3,140,000)

Dividends and accretion
  on mandatorily
  redeemable preferred
  stock                      58,000           -                 146,000           -
                        -----------    -----------          -----------    -----------

Net loss applicable
  to common stock       $  (596,000)   $  (816,000)         $(2,684,000)   $(3,140,000)
                        ===========    ===========          ===========    ===========

Net loss per common
  share                 $      (.10)   $      (.14)         $      (.46)   $      (.53)
                        ===========    ===========          ===========    ===========

Weighted average
  shares outstanding      5,894,000      5,894,000            5,894,000      5,894,000
                        ===========    ===========          ===========    ===========



      See accompanying notes to unaudited consolidated financial statements

                     Martin Lawrence Limited Editions, Inc.
                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                            Nine Months Ended September 30,
                                                                  1995           1994
                                                               ----------     ----------
Cash flows from operating activities:
  Net loss                                                    $(2,538,000)   $(3,140,000)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                               654,000        785,000
      Loss from writeoff of leasehold
        improvements from gallery closings                        201,000         76,000
    Changes in assets and liabilities:
      Accounts receivable, net                                   (708,000)        29,000
      Income tax receivable                                          -           454,000
      Inventories                                                 892,000      1,654,000
      Prepaid expenses and other current assets                    53,000        (56,000)
      Other assets                                                (24,000)       (24,000)
      Accounts payable and accrued expenses (Note 5)               85,000        232,000
      Accrued compensation and employee benefits                   42,000       (113,000)
      Deferred rents                                             (225,000)       (87,000)
      Customer deposits                                           (35,000)       (28,000)
      Deferred income taxes                                      (152,000)          -
                                                              -----------    -----------
  Net cash provided by (used in) operating activities          (1,755,000)      (218,000)
                                                              -----------    -----------
Cash flows from investing activities:
  Additions to equipment and leasehold improvements              (256,000)      (153,000)
                                                              -----------    -----------
  Net cash used in investing activities                          (256,000)      (153,000)
                                                              -----------    -----------
Cash flows from financing activities:
  Net proceeds from issuance of mandatorily
    redeemable preferred stock (Notes 4 & 5)                    2,019,000           -
  Dividends paid on preferred stock                               (30,000)          -
  Notes payable                                                   121,000         30,000
                                                              -----------    -----------
  Net cash provided by financing activities                     2,110,000         30,000
                                                              -----------    -----------
  Net increase (decrease) in cash and cash equivalents             99,000       (341,000)

  Cash and cash equivalents at beginning of period                575,000        984,000
                                                              -----------    -----------
  Cash and cash equivalents at end of period                  $   674,000    $   643,000
                                                              ===========    ===========


      See accompanying notes to unaudited consolidated financial statements

                     Martin Lawrence Limited Editions, Inc.
                          PART I. FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS: NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Note 1.  Basis of Presentation

         The unaudited consolidated financial statements presented herein include the accounts of Martin Lawrence Limited Editions, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

         These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not contain certain information required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994. The accompanying financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation.

         Note 2.  Details of Certain Financial Statement Components

  Accounts Receivable

                            September 30, 1995    December 31, 1994
                            ------------------    -----------------

  Amounts due from
    trade customers              $1,376,000           $  667,000

  Accounts receivable -
    other                             4,000                3,000

  Less:  Allowance for
    doubtful accounts               (26,000)             (24,000)
                                 ----------           ----------
                                 $1,354,000           $  646,000
                                 ==========           ==========

  Inventories

                            September 30, 1995    December 31, 1994
                            ------------------    -----------------
  Finished goods:
    Limited editions,
      frames and other          $10,263,000          $10,874,000

    Original works of art         1,989,000            2,345,000

  Raw materials -
    framing                         279,000              204,000
                                -----------          -----------
                                $12,531,000          $13,423,000
                                ===========          ===========

                     Martin Lawrence Limited Editions, Inc.
                          PART I. FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS: NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Note 2.  Details of Certain Financial Statement Components
                    (Contd.)

Equipment and Leasehold Improvements

                            September 30, 1995     December 31, 1994
                            ------------------     -----------------
Equipment                       $ 4,082,000           $ 3,939,000
Leasehold improvements            7,065,000             6,954,000
                                -----------           -----------
                                 11,147,000            10,893,000
Less:  Accumulated
  depreciation and
  amortization                   (8,181,000)           (7,328,000)
                                -----------           -----------
                                $ 2,966,000           $ 3,565,000
                                ===========           ===========

Accounts Payable and Accrued Expenses

         The Company has accrued rent over time with respect to certain of its gallery locations. At September 30, 1995 and December 31, 1994, the Company had accrued rent payable of $387,000 and $573,000, respectively, included in accounts payable and accrued expenses.

         Note 3.  Income Taxes

         The income tax benefit for the three months and nine months ended September 30, 1995 reflects adjustments to the deferred income tax liability. The income tax provision for the three months and nine months ended September 30, 1994 represents certain state taxes only.

         Note 4.  Mandatorily Redeemable Preferred Stock

         On February 6, 1995, the Company issued 200,000 shares of its 10% Cumulative Convertible Preferred Stock, $.01 par value per share (the "Preferred Stock"), pursuant to a private placement commenced in October 1994. On September 18, 1995, the Company issued an additional 25,000 shares of Preferred Stock in a second closing of the private placement. The shares of Preferred Stock were sold at $10 per share. The Company has received aggregate net proceeds of $2,019,500 from the offering. The private placement has been extended to January 4, 1996 to raise up to the maximum offering amount of $5,175,000. However, there can be no assurances that any additional funds will be raised.

         Dividends on the Preferred Stock are payable semi-annually at the rate of 10% per annum on April 1 and October 1 of each year. Each share of Preferred Stock will automatically convert into 10 shares of the Company's common stock, subject to adjustment in

                     Martin Lawrence Limited Editions, Inc.
                          PART I. FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS: NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Note 4.  Mandatorily Redeemable Preferred Stock  (Contd.)

certain events, when the trading price of the common stock equals or exceeds $2.25 per share for 20 consecutive trading days. In addition, holders of the Preferred Stock may, under certain circumstances, elect to convert the Preferred Stock into common stock.

         The Preferred Stock is redeemable by the Company on or after January 1, 1997 at $10.80 per share, with redemption rates decreasing by $.20 per year until the rate is $10.00 per share on or after January 1, 2001.

         Holders of Preferred Stock will be entitled to elect 20% (not less than two) of the Board of Directors when dividends on the Preferred Stock have been in arrears in an amount equal to at least two semi-annual dividends. The holders of Preferred Stock will be entitled to elect an additional 10% (not less than one) of the directors upon each additional dividend arrearage until either they can elect a majority of the Board of Directors or the dividends in arrears have been paid in full.

         In connection with the first closing of the private placement of Preferred Stock, on February 6, 1995, the Company issued warrants to purchase 125,000 shares of common stock to the placement co-agents for the offering (the "Warrants"). On September 18, 1995, the Company issued Warrants to purchase 15,625 shares of common stock to the placement co-agents in connection with the second closing of the private placement. The Warrants are exercisable at $1.20 per share of common stock for an 18-month period commencing at such time that the common stock equals or exceeds $2.25 per share for 20 consecutive trading days. The exercise price of the Warrants (other than $.10 per share) may be paid with a promissory note secured by the shares of common stock issuable upon exercise of the Warrants and maturing 18 months from the date of issuance. The Warrants expire five years from the date of issuance.

         Note 5.  Additional Cash Flow Information

         For the nine months ended September 30, 1995, accounts payable and accrued expenses include non-cash financing activities of $102,000 for dividends payable on the Preferred Stock.

         Note 6.  Gallery Openings and Closings

         Net loss on gallery closures for the three months ended September 30, 1995 was $301,000, which represents the write-off of unamortized leasehold improvements and the estimated termination fees.

                     Martin Lawrence Limited Editions, Inc.
                          PART I. FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS: NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         Note 6.  Gallery Openings and Closings (Contd.)

         In September, the Company opened a new gallery located in the Century City Shopping Center in Los Angeles, California. In addition, in September, the Company opened a new gallery in a temporary location in the Old Orchard Shopping Center in Skokie, Illinois in order to test the marketplace.

         The Company has entered into two leases for new galleries, one in Northridge Fashion Center in California expected to open in December 1995 and one in the King of Prussia Plaza in King of Prussia, Pennsylvania expected to open in January 1996. The Company has also entered into a lease for a factory outlet gallery in the Outlets at Gilroy in California expected to open in January 1996.

         The Company commenced its new custom framing retail concept by opening three Martin Lawrence Frame Shops located in Southern California in October. In addition, the Company's existing Brentwood gallery was converted into a Martin Lawrence Frame Shops location on October 19, 1995. The Company also incorporated this concept into three of its Southern California gallery locations and plans to expand it to some of its other Southern California gallery locations.

                     Martin Lawrence Limited Editions, Inc.
                          PART I. FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

         1.  Liquidity and Capital Resources

         Several key components affect the Company's ability to meet its financial needs, including funds generated from operations, levels of accounts receivable and inventories, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on satisfactory terms. For the nine months ended September 30, 1995, the Company experienced negative cash flow from operating activities of $1,755,000, compared with negative cash flow from operating activities of $218,000 during the same period last year. This change is primarily due to: (1) $1,431,000 in insurance proceeds from the January 1994 Southern California earthquake which were received in the first quarter of 1994,
(2) increased purchases of new inventory and (3) an increase in Accounts Receivable due to the increase in sales in the third quarter of 1995.

         Overall, cash increased $99,000 in the first nine months of 1995, compared with a decrease of $341,000 for the comparable period last year. This reflects the inclusion of net proceeds of $2,019,000 from the Company's private placement discussed below. Such proceeds were included in cash flows from financing activities, rather than net cash provided by operating activities.

         The Company commenced the opening of Masterpieces of the World retail stores in late May. There are currently four Masterpieces of the World stores, which are located in regional shopping malls in California. A fifth Masterpieces of the World located in the Glendale Galleria in Glendale, California was converted to a Martin Lawrence Galleries location in November. Masterpieces of the World sells framed oil paintings at affordable prices, primarily under $500.

         The Company commenced its new custom framing retail concept by opening three Martin Lawrence Frame Shops in Southern California in October. In addition, the Company's existing Brentwood gallery was converted into a Martin Lawrence Frame Shops location on October 19, 1995. Martin Lawrence Frame Shops are located in strip centers and storefront locations and offer custom framing services as well as fine art, posters and Museum Shop merchandise. The Company also incorporated this concept into three of its gallery locations and plans to expand it to some of its other Southern California gallery locations.

         For both Masterpieces of the World and Martin Lawrence Frame Shops, the capital requirements to open the locations are not extensive since the store models are simple. In addition, the Company has leased temporary space or entered into shorter term leases for the new retail stores.

         In September, the Company opened a new gallery located in the Century City Shopping Center in Los Angeles, California. In addition, in September, the Company opened a new gallery in a temporary location

                     Martin Lawrence Limited Editions, Inc.
                          PART I. FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

         1.  Liquidity and Capital Resources (Contd.)

in the Old Orchard Shopping Center in Skokie, Illinois in order to test the marketplace.

         The Company has entered into two leases for new galleries, one in Northridge Fashion Center in California expected to open in December 1995 and one in the King of Prussia Plaza in King of Prussia, Pennsylvania expected to open in January 1996. The Company has also entered into a lease for a factory outlet gallery in the Outlets at Gilroy in California expected to open in January 1996.

         On February 6, 1995, the Company issued 200,000 shares of its 10% Cumulative Convertible Preferred Stock, $.01 par value per share (the "Preferred Stock"), pursuant to a private placement commenced in October 1994. On September 18, 1995, the Company issued an additional 25,000 shares of Preferred Stock in a second closing of the private placement. The shares of Preferred Stock were sold at $10 per share. The Company has received aggregate net proceeds of $2,019,500 from the offering. The private placement has been extended to January 4, 1996 to raise up to the maximum offering amount of $5,175,000. However, there can be no assurances that any additional funds will be raised.

         As of October 31, 1995, the Company had received $125,000 under a disaster assistance loan from the U.S. Small Business Administration in connection with the 1994 Southern California earthquake.

         On August 14, 1995, the Company closed its gallery in the Woodfield Mall in Illinois as a result of the Company's inability to renegotiate more favorable lease terms. The landlord at the Woodfield Mall has demanded payment of accrued rent of approximately $100,000 and rent through the end of the lease term. The Company is currently trying to negotiate a settlement of these amounts with the landlord.

         The Company believes that, based on its current projections, its cash and capital resources should be sufficient to meet its financing requirements through the balance of 1995. However, the Company can make no assurances that it will meet its current projections. The Company is exploring alternative sources of liquidity, including other sources of debt or equity financing and reductions of inventory levels. In the event that alternative sources of financing are not available, the Company may elect to undertake such other actions as may be appropriate in light of the circumstances existing at the time.

         2.  Results of Operations

             a.  Nine Months Ended September 30, 1995

         Net sales for the nine months ended September 30, 1995 were $14,656,000, an increase of $3,125,000, or 27.1%, compared with the

                     Martin Lawrence Limited Editions, Inc.
                          PART I. FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

         2.  Results of Operations (Contd.)

             a.  Nine Months Ended September 30, 1995 (Contd.)

same period in 1994. The Company believes that this increase was primarily due to: (1) lower retail sales in the first half of 1994 as a result of the Southern California earthquake and the severe winter conditions across the United States and (2) sales generated by the Company's newest artist whose works were first published in the second quarter of 1995.

         Retail sales were $10,833,000, an increase of 37.6% compared with the same period last year. Retail operations provided 73.9% of total net sales during the first nine months of 1995 through the full-period operation of 18 galleries and the partial-period operation of four galleries and five new Masterpieces of the World locations. During the same period last year, retail operations provided 68.2% of the total net sales through the full-period operation of 17 galleries and the partial-period operation of seven galleries.

         Retail sales on a same-store basis (14 stores) increased 44.0% compared with the same period last year. The Company believes that this increase is due to the reasons mentioned above.

         Wholesale sales provided 12.0% of net sales, compared with 13.9% of net sales for the nine months ended September 30, 1994. Wholesale sales for the first nine months of 1995 were $1,760,000, an increase of 10.2% compared with the same period last year. The Company believes that this increase is due to sales generated by the Company's newest artist whose works were first published in the second quarter of 1995.

         Auction sales provided 14.1% of net sales, compared with 17.9% of net sales for the nine months ended September 30, 1994. Auction sales for the first nine months of 1995 were $2,063,000 compared with $2,061,000 for the same period last year.

         Auctions which are conducted in geographical areas where the Company has retail galleries tend to reduce the retail sales per square foot in those galleries. However, the Company believes that the combination of its retail galleries and auctions have increased its overall sales in those areas.

         Other income for the nine months ended September 30, 1994 includes $1,036,000 in net insurance recoveries as a result of the Southern California earthquake.

         Historically, a majority of the Company's net sales have been generated by the works of only a few of the Company's published artists. The Company expects the mix of these artists to change over

                     Martin Lawrence Limited Editions, Inc.
                          PART I. FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

         2.  Results of Operations (Contd.)

             a.  Nine Months Ended September 30, 1995 (Contd.)

time, due to factors such as changing customer preference and the expiration or termination of publishing agreements with artists. As a result of these factors, the Company maintains an extensive inventory of the works of popular artists and constantly seeks to attract new promising artists and to promote their works. The works of two of the Company's published artists accounted for approximately 12.5% and 7.3% of the Company's net sales during the first nine months of 1995. Two of the Company's non-published artists accounted for approximately 12.4% and 7.2% of the Company's net sales during the first nine months of 1995.

         Cost of sales, as a percentage of net sales, was 37.2% and 36.9% for the nine months ended September 30, 1995 and 1994, respectively.

         Selling expenses, as a percentage of net sales, were 37.1% and 41.4% for the nine months ended September 30, 1995 and 1994, respectively. Selling expenses include such items as advertising, sales commissions, brochures and other promotional material costs, freight and certain salary expenses. The percentage decrease is primarily due to the increase in sales.

         General and administrative expenses, as a percentage of net sales, were 45.0% and 59.2% for the nine months ended September 30, 1995 and 1994, respectively. General and administrative expenses include all corporate overhead and all occupancy costs relating to the Company's retail galleries. General and administrative expenses decreased by $232,000 compared with the same period in 1994. For the nine months ended September 30, 1995, occupancy costs decreased $84,000 over the same period last year. Depreciation and amortization expense decreased $132,000 compared with the same period last year. These decreases are primarily due to the closure of galleries with high occupancy costs and opening new galleries with lower occupancy costs. All other general and administrative expenses decreased $16,000, compared with the same period last year.

         Net loss on gallery closures of $210,000 for the first nine months of 1995 resulted from (1) a gain of $91,000 in the first quarter of 1995 from negotiating lease termination fees on two of the company's galleries closed in 1994 and (2) a loss of $301,000 that resulted from the closure of one gallery in Illinois.

         The Company had a net loss applicable to common stock of $2,684,000 for the nine months ended September 30, 1995, compared with a net loss of $3,140,000 in the same period last year. The decrease in the net loss is due in large part to (1) the increase in net sales and (2) the decrease in general and administrative expenses.

                     Martin Lawrence Limited Editions, Inc.
                          PART I. FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

         2.  Results of Operations (Contd.)

             b.  Three Months Ended September 30, 1995

         Net sales for the three months ended September 30, 1995 were $6,205,000, an increase of $1,982,000, or 46.9%, compared with the same period in 1994. The Company believes that this increase was primarily due to: (1) increased auction sales and (2) additional sales generated by the Company's newest artist whose works have received a very positive consumer response.

         Retail sales were $4,818,000, an increase of 40.2% compared with the same period last year. Retail operations provided 77.7% of total net sales during the three months ended September 30, 1995 through the full-period operation of 18 galleries and two Masterpieces of the World locations and the partial-period operation of three galleries and three Masterpieces of the World locations. During the same period last year, retail operations provided 81.4% of the total net sales through the full-period operation of 20 galleries and the partial-period operation of one gallery.

         Retail sales on a same-store basis (17 stores) increased 50.5% compared with the same period last year. The Company believes that this increase is primarily due to the additional sales generated by the Company's new artist and an improvement in consumer response to the artwork offered by the Company in general.

         Retail sales from the Company's five Masterpieces of the World locations in operation during the third quarter of 1995 did not meet management's expectations. The Company will continue to evaluate the viability of this new retail concept.

         Wholesale sales provided 9.7% of net sales, compared with 10.8% of net sales for the three months ended September 30, 1994. Wholesale sales for the quarter were $603,000, an increase of 31.9% compared with the same period last year. This increase is primarily due to the additional sales generated by the Company's new artist.

         Auction sales provided 12.6% of net sales, compared with 7.8% of net sales for the three months ended September 30, 1994. Auction sales for the three months ended September 30, 1995 were $784,000, an increase of 138.3% compared with the same period last year. The Company believes that this increase is due to the increased number of auctions held during the third quarter of 1995, compared with the same period last year.

         Auctions which are conducted in geographical areas where the Company has retail galleries tend to reduce the retail sales per square foot in those galleries. However, the Company believes that the

                     Martin Lawrence Limited Editions, Inc.
                          PART I. FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

         2.  Results of Operations (Contd.)

             b.  Three Months Ended September 30, 1995 (Contd.)

combination of its retail galleries and auctions have increased its overall sales in those areas.

         Historically, a majority of the Company's net sales have been generated by the works of only a few of the Company's published artists. However, the Company expects the mix of these artists to change over time due to factors such as changing customer preference and the expiration or termination of publishing agreements with artists. As a result of these factors, the Company maintains an extensive inventory of the works of popular artists and constantly seeks to attract new promising artists and to promote their works. The works of two of the Company's published artists accounted for approximately 17.7% and 7.1% of the Company's net sales during the third quarter of 1995. The works of two of the Company's non-published artists accounted for approximately 12.9% and 5.8%, respectively, of the Company's net sales during the third quarter of 1995.

         Cost of sales, as a percentage of net sales, was 36.3% and 38.4% for the three months ended September 30, 1995 and 1994, respectively. The Company believes that this decrease is primarily due to the increase in sales of Company published art.

         Selling expenses, as a percentage of net sales, were 33.3% and 35.8% for the three months ended September 30, 1995 and 1994, respectively. Selling expenses include such items as advertising, sales commissions, brochures and other promotional material costs, freight and certain salary expenses. The percentage decrease is primarily due to the increase in net sales.

         General and administrative expenses, as a percentage of net sales, were 36.7% and 50.6% for the three months ended September 30, 1995 and 1994, respectively. General and administrative expenses include all corporate overhead and all occupancy costs relating to the Company's retail galleries. General and administrative expenses increased by $137,000 compared with the same period in 1994. For the three months ended September 30, 1995, occupancy costs decreased $7,000 over the same period last year. Depreciation and amortization expense decreased $35,000 compared with the same period last year. All other general and administrative expenses increased $179,000, compared with the same period last year.

         Net loss on gallery closures of $301,000 (which represents the write-off of unamortized leasehold improvements and the estimated termination fees) for the three months ended September 30, 1995 resulted from the closure of one gallery in Illinois.



                                Page of 15 of 17

                     Martin Lawrence Limited Editions, Inc.
                          PART I. FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

         2.  Results of Operations (Contd.)

             b.  Three Months Ended September 30, 1995 (Contd.)

         The Company had a net loss applicable to common stock of $596,000 for the three months ended September 30, 1995, compared with a net loss applicable to common stock of $816,000 in the same period last year. The decrease in the net loss is due, in large part, to the increase in net sales.

         While the economy shows improvement, many consumers appear to continue to be less willing to make purchases with discretionary income. The Company's strategy in this cost-conscious environment is to offer exceptional new art at moderate prices. The Company intends to increase its publishing activities by seeking out new artists as compared to recent years in order to increase its gross profit margin. In addition, the Company is commencing to offer custom framing services through its new Martin Lawrence Frame Shops stores. Significant improvement in the Company's operating results is, to a large extent, dependent upon increased consumer spending of discretionary income and the Company's ability to publish artists that are appealing to consumers.



                                Page of 16 of 17

                     Martin Lawrence Limited Editions, Inc.
                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Not applicable.

                                  SIGNATURE(S)

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MARTIN LAWRENCE LIMITED EDITIONS, INC.
                                     (Registrant)

DATED:  November 10, 1995            BY: /S/ Allen A. Baron
                                        -----------------------------------
                                        ALLEN A. BARON
                                        Chief Financial Officer and Treasurer
                                        (Duly Authorized Officer)