Form 10-K405
period 1995-12-31
MARTIN LAWRENCE LIMITED EDITIONS INC
filed 1996-04-01
CIK 745600

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from             to

                         Commission file number 0-13141

                     MARTIN LAWRENCE LIMITED EDITIONS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            95-4103583
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

16250 Stagg Street, Van Nuys, CA                                  91406
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including
area code:                                                    (818) 988-0630

Securities registered pursuant to Section 12(b) of the Act:


                                             Name of each exchange on
    Title of Each Class                         which registered


Common Stock, $0.01 Par Value                 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                     ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 21, 1996 (4,479,216 shares of common stock) was $3,079,461 based on the closing sale price for the Registrant's common stock on the New York Stock Exchange on March 21, 1996*.

         The number of shares outstanding of the Registrant's Common Stock as of March 21, 1996 was 5,893,748.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  None.

- -----------------------------------------------------------------

* This value is not intended to be a representation as to the value or worth of the Registrant's shares of common stock. The number of shares held by non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from the outstanding shares.

                     MARTIN LAWRENCE LIMITED EDITIONS, INC.

                                    FORM 10-K

                          Year Ended December 31, 1995

                                TABLE OF CONTENTS

Item
Number
In Form
10-K                                                                  Page
- -------                                                               ----
                                     PART I

 1.      Business..............................................         1

 2.      Properties............................................        11

 3.      Legal Proceedings.....................................        13

 4.      Submission of Matters to a Vote of Security Holders...        13


                                     PART II

 5.      Market for Registrant's Common Equity and
         Related Stockholder Matters...........................        14

 6.      Selected Financial Data...............................        15

 7.      Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................        16

 8.      Financial Statements and Supplementary Data...........        24

 9.      Changes in, and Disagreements with Accountants on,
         Accounting and Financial Disclosure...................        24


                                    PART III

10.      Directors and Executive Officers of the Registrant....        25

11.      Executive Compensation................................        27

12.      Security Ownership of Certain Beneficial Owners
         and Management........................................        31

13.      Certain Relationships and Related Transactions........        33



                                     PART IV

14.      Exhibits, Financial Statement Schedules and Reports
         on Form 8-K...........................................        36

                                     PART I

Item 1. BUSINESS

Introduction

                  Martin Lawrence Limited Editions, Inc. (the "Company"), whose business dates back to 1976, was incorporated in the state of Nevada in October 1982 and was reincorporated in the state of Delaware in June 1987. The Company's principal executive offices are located at 16250 Stagg Street, Van Nuys, California 91406, a suburb of Los Angeles. The Company's telephone number is
(818) 988-0630.

General

                  The Company is an integrated publisher, retailer and wholesaler of limited-edition serigraphs, lithographs, sculpture and other works of fine art created by internationally renowned and emerging artists. The Company also purchases, for resale, original works of art as well as limited-edition works by recognized artists not published by the Company. The Company's retail division sells fine art products through its retail art galleries, which are generally located in high traffic, regional shopping malls in major metropolitan areas in the states of California, Colorado, Hawaii, Illinois, New York, Pennsylvania and the District of Columbia. The Company also conducts auctions of its published and non-published art. The Company's wholesale division distributes works of art published by the Company to retail art galleries, dealers and others located throughout the United States and in selected foreign markets. The Company also operates other retail concepts. Martin Lawrence Museum Shops sells unique art objects and functional artwork through locations within existing Martin Lawrence Galleries. Martin Lawrence Frame Shops sell custom framing services as well as fine art, posters and Museum Shop merchandise in individual retail locations and within some existing Martin Lawrence Galleries. The Company continues to test factory outlet malls and, depending on the results, may expand its use of this channel of distribution.

Industry Overview

                  The art industry is highly fragmented and includes thousands of retail galleries as well as numerous publishers and wholesalers located throughout the United States and abroad. Publishers consist mostly of individuals and firms who engage solely in the publication of works of art for sale on a wholesale basis. Most retail operations consist of only one art gallery operated by a small number of people in one geographic location. The Company believes that it is one of only a few companies to integrate the publishing, retail and wholesale aspects of the art business. See "Vertical Integration" and "Competition."

Vertical Integration

                  The vertical integration of the Company's publishing and distribution activities has contributed to its strength. The Company's vertical integration strategy consists of approximately six phases:

                  1.  Attracting and signing artists;

                  2. Printing works of art in the case of limited-edition graphics (or casting works of sculpture);

                  3. Promoting and advertising the artists and their works of art;

                  4. Distributing the works of art to wholesale customers;

                  5. Selling the works of art to the public at its retail galleries and at in-house art auctions; and

                  6.  Framing the works of art for its retail customers.

                  With the exception of the printing of limited-edition graphics, the casting of sculpture and less than 1% of the framing of works of art for retail customers, each of the phases of the Company's business are performed internally by the Company's employees. See "Publishing," "Retail Operations - Marketing and Sales," "Retail Operations - Framing Division" and "Wholesale Operations."

Publishing; Purchase for Resale

                  The Company's sales effort has emphasized the Company's role as a publisher of works of art due to the higher gross profit margins that can generally be derived from such activities as compared to purchasing such works of art from other publishers. The Company is the "publisher" of the works of an artist when it purchases an entire limited edition from the artist or some other person or entity that has contracted with the artist. In most instances, the Company enters into a publishing agreement with an artist on an exclusive basis, thereby acquiring the exclusive right to produce entire limited editions of an artist's original works created during the term of the agreement. These agreements typically have an initial term of one to four years and may include one or more options allowing the Company to renew the agreement for additional periods.

                  The Company currently publishes works of art by numerous artists including Steve Kaufman, Mark King, Mark Kostabi, Joanne Netting, Linnea Pergola, Susan Rios and Laurie Zeszut. The Company has in the past published works of art by, among others, Yaacov Agam, Charles Bragg, Guy Buffet, Robert Cenedella, Yankel Ginzburg, Rodney Alan Greenblat, Keith Haring, Peter Max, Lowell Nesbitt, Lorna Patrick, Leo Posillico, Fredrick Prescott, Kenny Scharf, Rupert Jasen Smith, Seikichi Takara, Victor Vasarely, Doug Webb, Hiro Yamagata and Yvaral.

                  The Company and, in particular, its President, Barry R. Levine, actively seeks out on an ongoing basis new artists to be published by the Company. Moreover, as the Company has grown and established its presence in the art business, artists have increasingly approached the Company to publish their works. Once an artist has entered into a publishing agreement with the Company, a comprehensive marketing strategy is developed to introduce that artist and his or her works to the public, including one-person shows featuring that artist, the distribution and sale of commemorative posters and the design of other appropriate promotional materials relating to the artist's works.

                  The limited-edition graphics published by the Company consist principally of serigraphs, also commonly referred to as silkscreens. The silkscreen process is accomplished by tightly stretching a porous fabric over a frame to act as a screen. Separate screens are cut for each color that appears in the original work of art, allowing the ink when applied to the screen by the serigrapher to be pressed through the screen and transferred to the paper below. Since each separate color requires a different silkscreen and separate imprinting, the serigraphic process can require up to a year to produce an entire edition of original prints. The artist, along with Company personnel in most instances, supervises each step of the serigraphic process.

                  The Company prefers serigraphy to other processes such as lithography, for example, because of the greater detail and texture derived from serigraphy as compared to other processes. The Company also believes that serigraphy more accurately reproduces its artists' original works. However, the Company may choose to print limited editions by the use of other methods in the future, if appropriate.

                  The Company began to publish regular and deluxe editions of books chronicling the lives and works of certain of the Company's artists in March 1986. The Company's first published book featured Hiro Yamagata. The Company released its second book featuring Susan Rios in 1988. In 1989, the Company published a catalogue raisonne of the works of Hiro Yamagata. In February 1991, the Company published its third book, featuring the works of Mark King. The Company has not published any books since 1992. The Company may choose to publish additional books in the future, if appropriate.

                  Although the Company typically publishes works of art for resale, since 1994, the Company has increased its purchases of works of art for resale in order to: (1) preserve working capital in the short term and (2) increase the diversity of artists offered by the Company.

Retail Operations

                  Organization. Sales activities of each gallery are administered by on-site directors who generally oversee a staff of four to seven sales consultants. Gallery directors report to either the Company's regional director or the Company's director of retail sales.

                  Gallery Locations. The Company currently has 23 retail art galleries (including three temporary locations and one outlet store) and five Frame Shops locations. See "Item 2. PROPERTIES."

                  Gallery Site Selection. The first step in determining appropriate locations for new retail art galleries involves identifying affluent neighborhoods in major metropolitan areas where regional shopping malls currently exist or are planned for the near future. The establishment of galleries in regional malls results in high visibility and name recognition for the Company. The Company reviews demographic trends and projections for each potential location. Furthermore, when evaluating potential sites for retail art galleries, the Company seeks to select geographic areas with several major malls within close proximity in order to "cluster" its galleries and thereby achieve economies of scale in advertising, distribution and management.

                  Gallery Design. Historically, a typical gallery of the Company contained approximately 2,500 to 3,000 square feet with a floor plan designed to maximize the number of works of art that could be displayed and encouraged customer traffic throughout the gallery. The average cost of building out a new gallery was approximately $300,000, including the cost of a Martin Lawrence Museum Shop. However, the Company's present strategy is to limit the size of its new galleries to approximately 1,500 to 2,000 square feet in order to lower its occupancy costs and leasehold improvement requirements. In 1995, the Company opened two new galleries of approximately 1,600 and 1,300 square feet. The leasehold improvements for these two galleries were approximately $100,000 and $125,000, respectively. In February 1996, the Company opened a new gallery of approximately 750 square feet and a gallery outlet store of approximately 1,200 square feet with leasehold improvements of approximately $90,000 and $28,000, respectively. The Company has also in the past taken over the location of an existing art gallery, thereby significantly reducing the costs of leasehold improvements. The Company may consider leasing similar locations in the future. See "Item 2. PROPERTIES."

                  Price Range and Clientele. The non-discounted retail prices of the Company's works of art generally range from approximately $300 to $10,000 for Company-published limited-edition graphics and sculpture and from $2,000 to $35,000 for original oil, acrylic and/or watercolor paintings, but individual works may sell for higher prices, depending on the artist and the particular work involved. The Company's average retail sales price for graphic works of art is approximately $1,400. The

Company's clientele generally consists of middle- and upper-income individuals.

                  To access larger segments of the general population, in 1992, the Company entered into a financing arrangement with Household Bank (Illinois) N.A. ("Household") that offers the Company's customers the option of making a small down payment and obtaining a revolving charge account for the balance of each purchase. The financing arrangement with Household is generally nonrecourse to the Company and also offers the Company the option to structure other payment plans with its customers. When a customer's credit is approved by Household, a Martin Lawrence Galleries credit card, which can be used for future purchases, is issued to the customer.

                  Marketing and Sales. The Company selectively advertises through newspapers, magazines, television and radio, engages in direct mailings of color brochures and offers its works of art as prizes on major television game shows in exchange for promotional advertising time. This entire promotional and marketing process is developed and implemented internally by the Company. In 1995, the Company expanded its marketing activities through hiring an in-house marketing staff member. During 1995, the Company continued with television and radio advertising of the Company's sales and auctions through an agreement with a company that utilizes radio time on numerous stations within key market areas where the Company operates. This television and radio advertising time was obtained in exchange for artwork. The Company also operates a web site at http://www.martinlawrence.com where visitors can purchase fine art, Museum Shop merchandise, books and posters accessed from the Company's home page.

                  The sales staff at the Company's retail art galleries is formally trained by the Company through the use of lectures by artists and art consultants, video tapes, in-house seminars and other programs. The Company emphasizes customer service to ensure that past customers both return for repeat sales and recommend the Company to new purchasers. The Company's sales staff is prepared to educate customers on issues relating to fine art in general, the process by which the Company's works of art are printed or cast and the history and background of the Company's artists. Customers are provided with written biographical data on the artists published by the Company and are shown video tapes of the artists' works and lives. Certain of the Company's artists attend shows for the public and gallery clientele to promote their works and to enable customers to meet them.

                  The Company provides purchasers with certain documentation relating to works of art purchased. With respect to all works of art, the Company issues a certificate of authenticity that includes an appraisal by the Company indicating the current retail value of the piece for the purchaser's insurance purposes. With respect to limited editions, the Company also provides a "tirage" which includes, among other things, information about where the limited edition was printed, who printed it and the number of pieces in that particular limited edition. The tirage also includes a statement that the silkscreen, sculpture mold, cast or similar item used for reproduction has been destroyed, thereby assuring the Company's customers of the limited-edition status of the art purchased. As a service to its clientele, the Company's sales staff periodically contacts customers and offers to update the appraisals included in their certificates of authenticity.

                  Framing Division. In early 1987, the Company established an in-house framing division that was located initially in the Company's principal Van Nuys facility. In early 1989, the framing facility was doubled in size. The framing division handled substantially all of the Company's framing requirements during 1995. Benefits from the in-house framing division include a lower cost per frame and improved quality control. See "Martin Lawrence Frame Shops."

Martin Lawrence Museum Shops

                  In late 1987, in order to access a segment of the population that generally does not purchase works of art with retail prices that exceed $500 and to increase the Company's sales among existing customers, the Company opened its first Martin Lawrence Museum Shop. These shops currently are located within 18 of the Company's galleries and use approximately 150 to 200 square feet of existing gallery space. Martin Lawrence Museum Shops sell unique and limited-edition functional artworks such as sculpture, ceramics and giftware at prices generally ranging from $25 to $500. The Company's strategy for the Martin Lawrence Museum Shops concept is to give existing customers a broader selection of merchandise from which to choose while attracting new customers who may not be able to afford the Company's serigraphs and other works of fine art sold in Martin Lawrence Galleries. In addition, the Martin Lawrence Museum Shops concept may also attract new customers to Martin Lawrence Galleries. See "Item 2. PROPERTIES."

Martin Lawrence Frame Shops and Masterpieces of the World

                  In April 1995, the Company formed two new subsidiaries, Martin Lawrence Frame Shops, Inc. and Masterpieces of the World, Inc. for the purpose of implementing some newly developed concepts.

                  Four Martin Lawrence Frame Shops locations opened in the fourth quarter of 1995 and an additional location opened in January 1996. The stores are in strip centers and storefront locations in Southern California and offer custom framing services as well as fine art, posters and Museum Shop merchandise. The Company also incorporated Frame Shops into four of its Southern California gallery locations and may expand it to some of its other Southern California gallery locations.

                  The Company has hired a Director of the Frame Shops division with prior experience in the framing industry, and has approximately three employees in each of its Frame Shops locations. Custom framing sales are made at the Frame Shops locations and the actual framing is performed at the Company's framing facility in the Company's Van Nuys distribution center. The Company believes that it is well-positioned to compete in the expanding framing market by using its existing framing facility. See "Retail Operations--Framing Division."

                  The capital requirements to open Martin Lawrence Frame Shops are not extensive since the store models are simple. The Company has typically paid approximately $10,000 to open each Frame Store location. In addition, the Company enters into shorter term leases for the retail stores.

                  The Company has commenced an extensive advertising campaign to promote Martin Lawrence Frame Shops. Such advertising includes newspaper advertising and mailers, radio, television and billboards. The framing industry is, however, very competitive. A substantial number of retail frame stores, both retail chains and sole proprietorships, are located in the market in which the Company operates. The Company competes on the basis of product diversity, price, quality, service and location.

                  The Company opened five Masterpieces of the World retail stores between May and July 1995 in regional shopping malls in California. The Masterpieces of the World concept is the sale of framed oil paintings at affordable prices, primarily under $500. The results of operations of Masterpieces of the World did not meet the Company's expectations. Accordingly, the Company began closing the stores in January 1996 and completed the closing of the Masterpieces of the World concept in March 1996. All of the Masterpieces of the World locations were leased under temporary leases and required minimal capital expenditures to open. Although the Company has ceased operating Masterpieces of the World retail stores, the Company believes that the concept may be viable in other venues. The Company currently offers Masterpieces of the World inventory in its Frame Shops locations and its gallery outlet store.

Think Big!

                  On May 24, 1993, the Company sold Think Big!, Inc. ("Think Big!"), its wholly owned subsidiary, to an officer, director and principal stockholder of the Company. Think Big! was acquired by the Company in 1990. Think Big! markets and sells oversized replicas of everyday objects. See "Item
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Purchase and Sale of More Expensive Works of Art

                  Historically, the Company periodically purchased original and other more expensive works of art for resale based upon the demands of its customers. In December 1987, in order to continue to meet these increasing demands and to access a growing segment of the population, the Board of Directors of the Company, on a trial basis, allocated $1 million of the Company's working capital to purchase for resale original and other works of art with costs in excess of $25,000 by artists not published by the Company (collectively referred to herein as "More Expensive Works of Art"). Between 1987 and 1989, the Company allocated additional funds for the purchase of More Expensive Works of Art. This program was highly successful until the commencement of the recession and the dramatic decline in the art market. In 1991, the Company reduced the carrying value of the More Expensive Works of Art then held by the Company by approximately $2 million to reflect a decline in the market value of those works below the Company's cost. Due to the decreased demand present in the art market from 1990 through mid-1993, the Company also reduced its purchases of More Expensive Works of Art as compared to prior years. The Company's purchases in the foreseeable future of More Expensive Works of Art are expected to be minimal, if at all. However, the Company's purchases of works by certain artists with prices ranging from approximately $5,000 to $10,000 has become more active based on the increased demand for such works.

Wholesale Operations

                  The Company's wholesale customers consist of retail art galleries and dealers located throughout the United States and in selected foreign markets. The Company promotes its wholesale sales by providing regular mailings of catalogs containing color brochures, current price lists and biographies of the Company's artists to existing and potential customers. The Company also makes its artists available to its wholesale customers for personal appearances. The Company's wholesale personnel solicit galleries and other dealers primarily through telemarketing, magazines and trade shows. The Company is also contacted by potential wholesale customers who have received requests from their customers for works of art published by the Company or have seen the Company's advertisements in trade publications.

                  Barry R. Levine, the Company's President, oversees the Company's retail and wholesale divisions. The Company's wholesale personnel are responsible for specific geographic markets and are compensated exclusively on a commission basis. These personnel, located at the Company's headquarters in Van Nuys, California, engage in telemarketing activities that are supplemented by periodic visits to existing and prospective clientele.

Export Sales

                  The Company also sells its published works to dealers in certain foreign markets, primarily Japan and Germany. For the years ended December 31, 1995, 1994, and 1993, the Company's total export sales were $2,085,000, $1,485,000 and $2,157,000, respectively. The Company's primary export market is Japan. Export sales to Japan were $778,000, $530,000 and $691,000 in 1995, 1994 and 1993, respectively. The Company's net profit margins on export sales have historically been similar to those margins achieved on domestic sales.

Auctions

                  In June 1992, the Company began conducting auctions of its published and non-published works of art. The Company views the auctions as a means of compensating for closed galleries and reaching new clientele in areas where the Company does not have a retail presence as well as in areas in which the Company has retail galleries. Auctions which are conducted in geographical areas where the Company has retail galleries tend to reduce the retail sales per square foot in those galleries. However, the Company believes that the combination of its retail galleries and auctions has increased its overall sales in those areas. The works of art sold at the Company's auctions generally are sold at a lower price, and therefore have a lower gross margin, than works of art sold in the Company's retail galleries. The Company promotes its auctions in a manner similar to the manner in which it promotes its retail sales.

                  The auctions are conducted by the Company's existing staff. The Company typically displays the works of art to be auctioned in one of its own galleries or in a gallery of one of the Company's wholesale clients for approximately one week prior to the auction. The auctions are generally held in upscale hotels.

                  The Company anticipates that it will maintain the approximate number of its auctions, both in areas where it has retail galleries as well as other geographical areas. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Barter of Company Art

                  From time to time, the Company trades its artwork for goods and services. This practice enables the Company to engage in radio and television advertising that would otherwise be prohibitively expensive. See "Item 1. BUSINESS - MARKETING AND SALES." The Company also trades art in its existing inventory for other artwork in order to increase the selection of art available at its art auctions.

Risk Management

                  The Company's inventory storage facilities are vaults designed with fire-resistant walls and other safeguards. The Company has implemented a variety of security safeguards at its retail galleries and Frame Shops locations including the use of alarm systems, motion detectors and, in some instances, guard services. In addition, the Company has in effect insurance policies protecting against loss or damage to the Company's works of art. These policies include coverage for each of the Company's works of art at their retail value. As a result of the earthquake in Southern California in January 1994, the Company recovered $1,090,000, which represents the net effect of the insurance proceeds received less the damages incurred. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Management Information and Network System

                  Each of the Company's retail art galleries and Frame Shops locations is equipped with point-of-sale terminals permitting the electronic collection of sales data. This system provides management and sales personnel with detailed, on-line merchandising information and access to current inventory and sales data and, consequently, increases management's internal control over inventory and sales.

Trademarks and Service Marks

                  The Company employs the trademark "Martin Lawrence Limited Editions" in connection with the works of art it sells on a wholesale basis. In connection with works of art sold by the Company on a retail basis, the Company employs the trademarks "Martin Lawrence Galleries," "Martin Lawrence Modern," and "Martin Lawrence Galleries Outlet." In addition, the Company uses the service marks "Martin Lawrence Limited Editions," "Martin Lawrence Galleries," "Martin Lawrence Museum Shops" and "Martin Lawrence Galleries Outlet" in connection with the procurement of works of art and certain services rendered by the Company. Each of these marks is a federally registered trademark and/or service mark of the Company. The Company's Martin Lawrence Limited Editions, Martin Lawrence Galleries, Martin Lawrence Modern and Martin Lawrence Galleries Outlet design logos are also federally registered trademarks and/or service marks of the Company.

Competition

                  The publication, distribution and sale of works of fine art and posters in both the retail and wholesale markets are highly competitive. Some artists publish their own works of art or have agreements with publishers other than the Company. A substantial number of art galleries and art dealers are located in every market in which the Company operates. The Company also competes with mail-order houses and other retailers that sell original works of art, limited-edition graphics, sculptures and posters. The Company competes primarily on the basis of product diversity, price, quality, service and location.

Employees

                  As of March 21, 1996 the Company had approximately 210 full-time employees engaged in sales and administrative activities, none of whom is represented by a labor union. The Company believes that its relationship with its employees is satisfactory.

Industry Segments

                  The Company operates in only one industry segment, the publication and sale at the wholesale and retail levels of limited-edition graphics, sculpture, oil and acrylic paintings and other original works of art and posters. In addition, the Company has established an in-house framing division and operates Martin Lawrence Frame Shops locations. Information relating to the Company's revenues, results of operations and assets attributable to the Company's operations for the fiscal years ended December 31, 1995, 1994 and 1993 is described elsewhere herein. See "Item 6. SELECTED FINANCIAL DATA," "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

Seasonality

                  The Company's operations historically have not been materially affected by seasonality.

Item 2. PROPERTIES

                  The Company's principal executive offices are in leased premises of approximately 22,300 square feet located at 16250 Stagg Street, Van Nuys, California 91406. The lease expires August 31, 1996, subject to the Company's options to extend the lease for two additional five-year terms. The Company also leases an additional 20,300 square feet of space at 16200 Stagg Street for use in the Company's framing, curating, shipping and supply operations. The 16200 Stagg Street lease also expires August 31, 1996 subject to options to extend the lease for two additional five-year terms. The Company's monthly lease payments under the 16250 and 16200 Stagg Street leases are $13,600 and $12,380. All lease payments under the Stagg Street leases are subject to annual consumer price index adjustments. The Company is currently negotiating the leases for the two spaces with the landlord. The Company anticipates that, in August 1996 following the termination of the 16200 Stagg Street lease, it will reduce the square footage of its distribution facility by 10,000 to 12,000 square feet.

                  In 1995, the Company closed three galleries for various reasons. The closed galleries were located in Milpitas, California (a factory outlet store), Los Angeles, California and Schaumburg, Illinois. The reasons for the closures varied by location. Certain of the locations were closed due to unsatisfactory performance or unfavorable lease terms. One of the galleries was converted into a Martin Lawrence Frame Shops location.

                  In 1995, the Company opened four galleries, three in California, a new gallery in the Century City Shopping Center, a temporary location in the Glendale Galleria (converted from a Masterpieces of the World location) and a new gallery in Northridge (replacing the gallery closed as a result of the

January 1994 Southern California earthquake). The Company also opened a temporary gallery location in the Old Orchard Shopping Center in Skokie, Illinois.

                  In 1995, the Company opened five Masterpieces of the World locations in California in the Sherman Oaks Galleria in Sherman Oaks, the Promenade Mall in Woodland Hills and Desert Fashion Plaza in Palm Springs (within the existing Martin Lawrence Galleries location), Vallco Fashion Park in Cupertino and the Glendale Galleria in Glendale. The Company has closed all of the above locations. All of the locations, other than the store in the Desert Fashion Plaza, were temporary stores.

                  In 1995, the Company opened four Martin Lawrence Frame Shops locations in strip centers and storefront locations in Southern California.

                  The following table shows the locations of the Martin Lawrence Galleries and Martin Lawrence Frame Shops as of March 21, 1996:

MARTIN LAWRENCE GALLERIES:

    California:                           Colorado:
    -----------                           ---------
    Century City Shopping Center*         Fillmore Plaza*
    Los Angeles (1)                       Denver

    Desert Fashion Plaza                  Hawaii:
    Palm Springs
                                          Lahaina Market Place*
    The Galleria at South Bay*            Lahaina, Maui
    Redondo Beach
                                          Illinois:
    The Outlets at Gilroy*
    Gilroy, CA                            Chicago Place*
                                          Chicago
    Glendale Galleria
    Glendale (2)(3)                       Oakbrook Center*
                                          Oak Brook
    Main Place*
    Santa Ana                             Old Orchard Shopping Center*
                                          Skokie (2)
    Newport Center Fashion Island*
    Newport Beach                         New York:

    Northridge Fashion Center*            457 West Broadway
    Northridge                            (SoHo District)
                                          New York City
    Powell Street*
    San Francisco                         Martin Lawrence Modern
                                          (SoHo District)
    Promenade Mall*                       New York City
    Woodland Hills (1)(2)
                                          Pennsylvania:
    Sherman Oaks Fashion Square*
    Sherman Oaks (1)                      Plaza at King of Prussia*
                                          King of Prussia

    Universal CityWalk*                   Washington, D.C.:
    Universal City
                                          Georgetown Park
    Valley Fair*                          Washington, D.C.
    Santa Clara

    Westlake Plaza*
    Westlake Village (1)

MARTIN LAWRENCE FRAME SHOPS:

    9465 Santa Monica Blvd.               18663 Ventura Blvd.
    Beverly Hills, CA                     Tarzana, CA

    14531 Ventura Blvd.                   11701 Wilshire Blvd.
    Sherman Oaks, CA                      West Los Angeles, CA (4)

    12240-1/2 Ventura Blvd.                  11740 San Vicente Blvd.
    Studio City, CA                       Los Angeles, CA  (5)

- --------------------

         *Includes a Martin Lawrence Museum Shop.

(1)      Includes a Martin Lawrence Frame Shops location. See "Item 1.
         BUSINESS--Martin Lawrence Frame Shops and Masterpieces of the World."

(2)      Temporary location.

(3)      Closing April 1, 1996.

(4)      Scheduled to close upon the opening of the 11740 San Vicente Blvd.
         location.

(5)      Scheduled to open in Spring 1996.


Item 3. LEGAL PROCEEDINGS

                  None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

                  Effective October 3, 1990, the Company's Common Stock began trading on the New York Stock Exchange under the symbol "MLE." Prior to that date, the Company's Common Stock was traded in the NASDAQ National Market System under the symbol "MLLE."

                  The following table sets forth the high and low sale prices for the Company's Common Stock on the New York Stock Exchange for the periods indicated.

                                                High      Low
                                                ----      ---
     1994

     First Quarter..........................  $ 1 1/4  $  3/4
     Second Quarter.........................      1       5/8
     Third Quarter..........................     3/4      3/8
     Fourth Quarter.........................     7/8      3/8

     1995

     First Quarter..........................  $ 15/16  $  1/2
     Second Quarter.........................     3/4      1/2
     Third Quarter..........................    15/16     9/16
     Fourth Quarter.........................    1 3/8     1/2

                  On March 21, 1996 the closing sale price for one share of the Company's Common Stock was $.6875 on the New York Stock Exchange. At March 21, 1996 the approximate number of record and beneficial holders of the Company's Common Stock was 570 and 2,000, respectively.

Dividends

                  The Company has never declared or paid cash dividends on its Common Stock and does not anticipate declaring cash dividends in the foreseeable future. Dividends on the Company's 10% Cumulative Convertible Preferred Stock, $.01 par value (the "Preferred Stock"), are payable semi-annually at the rate of 10% per annum on April 1 and October 1 of each year. Dividends on the shares of Preferred Stock currently outstanding aggregate $130,000 for each such semi-annual payment. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

Item 6.  SELECTED FINANCIAL DATA

                  The consolidated financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto and other financial and statistical information included elsewhere in this Annual Report. The following table sets forth selected consolidated financial and operating data for each of the five years in the period ended December 31, 1995.


                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                     Years Ended December 31,
                                       ----------------------------------------------------
                                         1995       1994       1993       1992       1991
                                       --------   --------   --------   --------   --------
                                             (in thousands, except per share amounts)
Statement of Operations Data:
Revenues............................   $ 19,942   $ 17,595   $ 18,660   $ 23,821   $ 24,869
Loss before income taxes............     (4,391)    (4,269)    (7,087)    (5,848)   (17,360)
Net loss applicable to
  common stock......................     (4,476)    (4,294)    (6,685)    (3,861)   (11,501)
Loss per share......................   $   (.76)  $   (.73)  $  (1.13)  $   (.66)  $  (1.81)
Weighted average shares of
  common stock outstanding..........      5,894      5,894      5,894      5,894      6,346

                                                         At December 31,
                                       ----------------------------------------------------
                                         1995       1994       1993       1992       1991
                                       --------   --------   --------   --------   --------
                                                         (in thousands)
Balance Sheet Data:
Working capital.....................   $  9,000   $ 10,382   $ 13,944   $ 20,034   $ 23,701
Total assets........................     18,766     20,307     24,348     30,847     42,452
Long-term debt......................        214       -          -          -         1,935
Stockholders' equity................     10,610     15,086     19,380     26,065     29,926

Item 6. SELECTED FINANCIAL DATA (Contd.)


                      SELECTED CONSOLIDATED OPERATING DATA

                                                     Years Ended December 31,
                                       ----------------------------------------------------
                                         1995       1994       1993       1992       1991
                                       --------   --------   --------   --------   --------
Revenues (in thousands).............   $ 19,942   $ 17,595   $ 18,660   $ 23,821   $ 24,869
Net sales (in thousands)............     19,406     16,191     18,269     21,589     24,245
  Retail............................     14,636     11,316     12,842     15,271     19,442
  Wholesale.........................      2,160      1,950      2,656      2,868      4,803
  Auction:
    Company-operated................      2,610      2,892      2,491      1,314       -
    Other...........................       -            33        280      2,136       -
Percent of net sales
  Retail............................      75.4%      69.9%      70.3%      70.7%      80.2%
  Wholesale.........................      11.1%      12.0%      14.6%      13.3%      19.8%
  Auction:
    Company-operated................      13.5%      17.9%      13.6%       6.1%       -
    Other...........................        -         0.2%       1.5%       9.9%       -
Number of Martin Lawrence Galleries
  at end of period..................         21         21(1)       22         23         25
Number of Masterpieces of the
  World at end of period............          4       -          -          -          -
Number of Martin Lawrence Frame
  Shops at end of period............          4       -          -          -          -

Retail sales on a same-store basis
(galleries open two full years):

Retail sales per square foot of
  selling space:
  Current year......................   $    352   $    256   $    209   $    168   $    172
  Prior year........................        261        245        210        186        310
Average sales per gallery
  (in thousands):
  Current year......................   $    839   $    737   $    617   $    536   $    447
  Prior year........................        623        706        620        592        805
Percentage increase (decrease)......      34.7%       4.4%         0%      (9.5%)    (44.5%)
  Number of galleries open
  two full years....................         13         11         19         21         23

- ------------------------

(1) Includes one gallery closed from January 1994 to December 15, 1995 as the result of the Southern California earthquake.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

                  The Company's business strategy includes the vertical integration of various aspects of the art business, from publishing to retail and wholesale distribution. The Company has typically emphasized the sale of Company-published, limited-edition graphics due to the higher gross profit margins that can generally be realized, compared to the resale of limited-edition graphic works of art purchased from others. The Company has, however, increased its purchase for resale of works of art from others in order to preserve working capital in the short term and increase the diversity of artists offered by the Company. The Company believes that it is one of only a few companies to integrate the publishing, retail and wholesale aspects of the art business. See "Item 1. BUSINESS - Vertical Integration" and " - Competition."

Results of Operations

                  Net sales for the year ended December 31, 1995 increased by $3,215,000, or 19.9%, compared with the year ended December 31, 1994, while net sales for the year ended December 31, 1994 decreased $2,078,000, or 11.4%, compared with the year ended December 31, 1993. The increase from 1994 to 1995 was primarily due to the following: (1) lower retail sales in the first half of 1994 as a result of the Southern California earthquake and the severe winter conditions across the United States; (2) sales generated by the Company's newest artist whose works were first published in the second quarter of 1995; and (3) increased sales of art purchased from other publishers.

                  The decrease in net sales from 1993 to 1994 was primarily due to the following: (1) the Southern California earthquake in January 1994, which resulted in the closure of two of the Company's galleries, one of which reopened on April 30, 1994 and the other which reopened on December 15, 1995; (2) the severe winter conditions across the United States; (3) the effect of the closure of one gallery in Short Hills, New Jersey, on December 31, 1993; the closure of another gallery in Cherry Creek, Colorado, in February 1994, which the Company replaced by opening a new gallery in the same marketplace on July 1, 1994; and the closure of the Company's West Los Angeles gallery in September 1994; (4) a decrease in wholesale sales due to reduced purchases being made by consumers of the Company's wholesale accounts and the Company's decreased publishing activities; and (5) $401,000 in net sales in 1993 from Think Big!, Inc., a subsidiary that was sold in May 1993. The decrease in net sales was mitigated by the inclusion of $1,090,000, which represents the net effect of insurance recoveries received due to the earthquake less the damages incurred.

                  The Company's strategy in this cost-conscious environment is to continue to conduct art auctions and sales and other promotions at its retail galleries. The Company will also continue to test the viability of factory outlet stores. In addition, with respect to new artists published by the Company, the Company intends to provide the collector with tremendous value at moderate prices. The Company is also offering custom framing services through its new Martin Lawrence Frame Shops stores. Significant improvement in the Company's operating results is, to a large extent, dependent upon increased consumer spending of discretionary income and the Company's ability to publish artists that are appealing to consumers.

                  Historically, a majority of the Company's net sales have been generated by the works of only a few of the Company's published artists. The Company expects the mix of these artists to change over time due to factors such as changing customer preference and the expiration or termination of publishing agreements with artists. As a result of these factors, the Company maintains an extensive inventory of the works of popular artists and constantly seeks to attract new promising artists and to promote their works. The works of two of the Company's published artists accounted for approximately 12% and 8% of the Company's net sales in 1995. The works of two of the Company's published artists accounted for 11% and 7%, and 19% and 9%, of the Company's net sales for 1994 and 1993, respectively. Two of the Company's non-published artists accounted for 12% and 8% of net sales in 1995.

Retail Operations

                  Net sales from retail operations increased $3,320,000, or 29.3%, from 1994 to 1995. This increase was principally due to: (1) lower retail sales in the first half of 1994 as a result of the Southern California earthquake and the severe winter conditions across the United States; (2) sales generated by the Company's newest artist whose works were first published in the second quarter of 1995; and (3) increased sales of art purchased from other publishers.

                  In 1995, retail sales on a same-store basis (13 stores) increased 34.7%, from $623,000 per store in 1994 to $839,000 per store in 1995. Same-store sales are calculated using only galleries open for the full two years being compared. In 1994, retail sales on a same-store basis (11 stores) increased 4.4%, from $706,000 per store in 1993 to $737,000 per store in 1994.

                  Retail sales accounted for 75.4%, 69.9%, and 70.3% of the Company's net sales in 1995, 1994 and 1993, respectively. At December 31, 1995, the Company had 29 retail locations (21 Martin Lawrence Galleries locations, four Masterpieces of the World locations and four Martin Lawrence Frame Shops) compared with 21 and 22 at December 31, 1994 and 1993, respectively.

                  The Company presently intends to explore the viability of temporary locations and other locations that do not require extensive leasehold improvements.

Wholesale Operations

                  Net sales from wholesale operations increased $210,000, or 10.8%, from 1994 to 1995, and decreased $706,000, or 26.6%, from 1993 to 1994.
The increase from 1994 to 1995 was due to sales generated by the Company's newest artist whose works were first published in the second quarter of 1995. The decrease from 1993 to 1994 was due to (1) reduced purchases being made in 1994 by consumers of the Company's wholesale accounts, (2) the Company's decreased publishing activities and (3) the Company's purchase and resale in 1993 of certain works of art by one of the Company's formerly published artists.

                  The Company's wholesale division accounted for 11.1%, 12.0% and 14.6% of the Company's net sales in 1995, 1994 and 1993, respectively.

                  Sales through the wholesale division included approximately $543,000 in 1995 and $548,000 in 1994 to third parties primarily in exchange for radio advertising, which has helped further the Company's efforts to promote its sales and auctions in the major metropolitan areas where the Company's galleries are located. The Company recorded these transactions at the estimated fair market value of the artwork sold or, in the absence of objectively determinable value, at the Company's carrying value of the artwork. See Note 1 to Consolidated Financial Statements.

Auction Sales

                  Net sales from Company-operated auctions decreased $282,000, or 9.8%, from 1994 to 1995. This decrease was due to (1) slightly lower sales per auction achieved in 1995 and (2) fewer auctions held in 1995 as compared to 1994. Net sales from Company-operated auctions increased $401,000, or 16.1%, from 1993 to 1994. This increase was due to the increased number of auctions held in 1994, particularly in geographical areas where the Company has no retail presence.

                  Company-operated auctions accounted for 13.5%, 17.9% and 13.6% of the Company's net sales in 1995, 1994 and 1993, respectively.

                  Auctions that are conducted in geographical areas where the Company has retail galleries tend to reduce the retail sales per square foot in those galleries. However, the Company believes that the combination of its retail galleries and auctions have increased its overall sales in those areas. The works of art sold at the Company's auctions generally have a lower sales price, and therefore lower gross margin, than works of art sold in the Company's retail galleries.

Cost of Sales

                  Cost of sales as a percentage of net sales was 39.1%, 36.6% and 37.2% in 1995, 1994 and 1993, respectively. The increase in the cost of sales percentage from 1994 to 1995 was primarily the result of (1) lower of cost or market adjustments of $143,000 made in 1995 compared to $68,000 in 1994, (2) the sale of certain works of art during 1995 at $144,000 below cost, (3) increased sales of artwork not published by the Company, and (4) an increase in the cost of frames produced as a result of a recalculation of the Company's indirect cost.

                  The decrease in the cost of sales percentage from 1993 to 1994 was primarily the result of lower cost of frames produced.

Selling Expenses

                  Selling expenses as a percentage of net sales were 38.3%, 40.7% and 38.9% in 1995, 1994 and 1993, respectively. Selling expenses include such items as advertising, sales commissions, brochures and other promotional material costs, freight and certain salary expenses. The decrease in selling expenses as a percentage of net sales from 1994 to 1995 was primarily due to the increase in sales and the reduction of certain fixed selling expenses.

                  The increase in selling expenses as a percentage of net sales from 1993 to 1994 was due to increased Company-operated auction expenses.

                  See "Liquidity and Capital Resources."

General and Administrative Expenses

                  General and administrative expenses as a percentage of net sales were 46.9%, 56.7% and 59.5% in 1995, 1994 and 1993, respectively. General and administrative costs include all corporate overhead and all occupancy costs relating to the Company's retail galleries. General and administrative expenses are primarily fixed expenses.

                  The decrease in general and administrative expenses as a percentage of net sales in 1995 was primarily due to the increase in net sales and the decrease in depreciation expense. General and administrative expenses decreased by $91,000 from 1994 to 1995. The decrease in general and administrative expenses as a percentage of net sales from 1993 to 1994 was primarily due to negotiating lower occupancy costs on certain leases, as well as the closure of the Short Hills, New Jersey gallery in December 1993; the Northridge gallery remaining closed due to the Southern California earthquake; the closure of the Cherry Creek, Colorado gallery in February 1994 which the Company replaced by opening a new gallery with lower occupancy costs in July 1994; and the closure of the Westside Pavilion gallery in West Los Angeles, California, in September 1994. General and administrative expenses decreased by $1,695,000 from 1993 to 1994.

Net Loss

                  The Company reported a net loss of $4,266,000 for 1995, compared with a net loss of $4,294,000 for 1994. The net loss after dividends and accretion on mandatorily redeemable preferred stock was $4,476,000 for 1995 compared with $4,294,000 in 1994. This resulted in a net loss per share of $0.76 in 1995, compared with a net loss per share of $0.73 in 1994. The increase in the loss was primarily due to the inclusion in other income in 1994 of $1,090,000 which represents the net effect of insurance recoveries received due to the Southern California earthquake.

The Company reported a net loss of $4,294,000 for 1994, compared with a net loss of $6,685,000 for 1993, resulting in a net loss per share of $0.73 in 1994, compared with a net loss per share of $1.13 in 1993. The decrease in the loss was primarily due to: (1) the inclusion in other income in 1994 of $1,090,000, due to the Southern California earthquake; (2) the reduction in general and administrative expenses; (3) a decrease in loss on gallery closures from 1993 to 1994; and (4) the inclusion in 1993 of $440,000 in loss on closure of a distribution facility.

Liquidity and Capital Resources

                  Several key components affect the Company's ability to meet its financial needs, including funds generated from operations, levels of accounts receivable and inventories, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on satisfactory terms.

                  On February 6, 1995, the Company issued 200,000 shares of its 10% Cumulative Convertible Preferred Stock, $.01 par value per share (the "Preferred Stock"), pursuant to a private placement commenced in October 1994. The shares of Preferred Stock were sold at $10.00 per share. The Company received net proceeds of $1,786,000 from the initial closing of the offering. In three additional closings of the private placement on September 18, 1995, January 3, 1996 and February 8, 1996, the Company received additional net proceeds of $232,500, $139,500 and $186,000, respectively, and issued an aggregate of 60,000 shares of Preferred Stock. The private placement terminated on February 5, 1996.

                  Dividends on the Preferred Stock are payable semi-annually at the rate of 10% per annum on April 1 and October 1 of each year. Each share of Preferred Stock will automatically convert into 10 shares of the Company's common stock, subject to adjustment in certain events, when the trading price of the common stock equals or exceeds $2.25 per share for 20 consecutive trading days. In addition, holders of the Preferred Stock may, under certain circumstances, elect to convert the Preferred Stock into common stock.

                  The Preferred Stock is redeemable by the Company on or after January 1, 1997 at $10.80 per share, with redemption rates decreasing by $0.20 per year until the rate is $10.00 per share on or after January 1, 2001. The Company must redeem all of the shares of Preferred Stock no later than January 1, 2005.

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

                  Thomas Green, the principal of one of the placement co-agents for the private placement, acquired 77,500 shares of the Preferred Stock in the initial closing of the offering.

                  The proceeds from the offering were used principally for acquiring new inventory, marketing and sales expansion, opening new galleries, the payment of certain lease deferrals and for working capital and general corporate purposes.

                  In connection with its private placement of Preferred Stock, the Company issued warrants to purchase an aggregate of 162,500 shares of common stock to the placement co-agents for the offering (the "Warrants"). The Warrants are exercisable at $1.20 per share of common stock for an 18-month period commencing at such time that the common stock equals or exceeds $2.25 per share for 20 consecutive trading days. The exercise price of the Warrants (other than $.10 per share) may be paid with a promissory note secured by the shares of common stock issuable upon exercise of the Warrants and maturing 18 months from the date of issuance. The Warrants expire as follows: 125,000 on February 6, 2000, 15,625 on September 18, 2000, 9,500 on January 3, 2001 and 12,500 on
February 8, 2001.

                  Based upon the results of operations for 1993, the Company received a tax refund in 1994 of approximately $437,000 as a result of carrying back its net operating loss for 1993 to prior years. At December 31, 1995, the Company had federal net operating loss carryforwards of approximately $7,768,000 expiring beginning in 2008. At December 31, 1995, the Company had California net operating loss carryforwards of approximately $14,822,000 expiring beginning in 1998.

                  In December 1995, the Company received an aggregate refund of $618,000 (after deducting $22,000 for taxes owed) from the Internal Revenue Service. The refund was pursuant to the filing of a Form 1139, and was based on Internal Revenue Code provisions allowing the Company a 10-year carryback period for losses meeting certain statutory requirements. The filing is subject to audit by the I.R.S. for three years from the date of the filing of the Company's 1994 federal income tax return. In the event the I.R.S. determines that any portion of the refund was improperly made, the Company would be required to return such portion of the refund to the I.R.S. plus interest and penalties, if any.

                  As a result of the Southern California earthquake in January 1994, in 1995, the Company received an aggregate of $206,200 of proceeds under a disaster assistance loan with the Small Business Administration (the "SBA Loan"). The SBA Loan accrues interest at the rate of 4% per annum. Principal and interest payments of $1,965 per month began on March 10, 1996 and the balance is due on February 10, 2007. The SBA loan is secured by the Company's equipment and machinery.

                  Due to the Company's net losses, the Company's cash flow has been severely restricted. In order to alleviate some of the constraints on the Company's cash flow, in March 1996, the Company took a series of measures to reduce its overhead costs. The Company has reduced its staff at corporate headquarters by approximately 15% through layoffs and attrition. The Company has also terminated its full-time security staff at its corporate headquarters and instituted alternative internal safeguards. In addition, the Company has plans to reduce certain selling costs within its control. In September 1996, the Company will reduce the square footage of its distribution facility in Van Nuys,

California by 10,000 to 12,000 square feet. Finally, the Company continues to evaluate its other leases.

                  In 1995, the Company reduced inventory levels by $1,105,000. The Company plans to further reduce inventory levels in 1996 through promotions and sales, factory outlet store sales and non-replenishment of certain inventories acquired from other art publishers.

                  The Company is negotiating a transaction for loans with several individuals (the "Lenders") for an aggregate of $475,000 to $500,000 (the "Loans"), which will have a maturity of six months and bear interest at the rate of 24% per annum (with a default rate of 36% per annum). The Loans are expected to fund on April 1, 1996. The proceeds of the Loans will be used for, among other things, payment of the April 1, 1996 dividend on the Preferred Stock (approximately $112,000) and general working capital. The Loans will be secured by the Company's inventory with a cost of approximately $5,500,000. In connection with the Loans, the Company will issue to the Lenders five-year warrants to purchase an aggregate of 50,000 shares at $1.00 per share. Thomas Green Securities, Inc. ("TGI") has arranged the Loans on behalf of the Company and, for these services, the Company will pay TGI a fee of 4% of the aggregate amount of the Loans.

                  The Company believes that, based on its current projections, its cash and capital resources should be sufficient to meet its financing requirements in 1996. The Company will continue its efforts to increase sales, maintain margins, reduce inventory levels and minimize operational costs. However, the Company can make no assurances that it will meet its current projections. The Company is exploring alternative sources of liquidity, including other sources of financing and reductions of inventory levels. Notwithstanding the foregoing, in the event that additional financing is not available, the Company may elect to undertake such other actions as may be appropriate in light of the circumstances existing at the time.

Impact of Inflation

                  Because of the nature of the products it sells, the Company believes that inflation may have some impact on its sales or profits. Historically, in periods of high or increasing inflation, consumers have increased their purchases of assets such as fine art whose value may increase in excess of the rate of inflation. In addition, the increase in cost of sales that typically occurs in inflationary periods has been mitigated for the Company by the contractual agreements with the artists published by the Company, which fix the fees paid by the Company for the works of art produced. However, the Company cannot predict the impact of any future inflationary conditions. See "Item 1. BUSINESS - Publishing."

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Financial Statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.


Item 9. CHANGES IN, AND DISAGREEMENTS WITH ACCOUNTANTS ON, ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table and discussion set forth certain information with regard to the Company's directors and executive officers.

                                  Capacities in Which          Term
      Name               Age            Served              of Office
- ---------------------    ---      ----------------------    ---------
Allen A. Baron.......     55      Chairman of the Board,
                                  Chief Financial Officer,
                                  Treasurer and Secretary      1996

Barry R. Levine......     51      Director and President       1998

Martin S. Blinder....     49      Director                     1996

Jack A. Rounick......     60      Director                     1997

Edwin W. Steidle.....     75      Director                     1997

Ronald S. Beard......     57      Director                     1998

Dru Gartside.........     33      General Counsel and
                                  Assistant Secretary

- -----------------------

                  Allen A. Baron has served as Chairman of the Board of the Company since September 15, 1994, as Treasurer/Chief Financial Officer since July 1980, and as Secretary and a director since March 1982. Mr. Baron was a practicing C.P.A. from 1966 to 1980. From 1970 to 1980, Mr. Baron was a partner of Baron & Weiss, an accounting firm. From 1962 to 1969, Mr. Baron was an accountant with Price Waterhouse.

                  Barry R. Levine has been President of the Company since 1990 and a director of the Company since July 1985. Between 1985 and 1989, Mr. Levine was the Company's Vice President in charge of wholesale and retail operations and from 1989 to 1990 he was an Executive Vice President of the Company. Mr. Levine is responsible for the operation of the Company's retail and wholesale divisions, coordinates the printing and casting of the Company's limited editions and is closely involved in the maintenance of the Company's relations with its artists. From 1982 until June 1985, Mr. Levine served as President, a director and principal stockholder of Barry Levine Associates, Ltd., a New York City-based company engaged primarily in the distribution of fine art. From 1973 until 1982, Mr. Levine was President, a director and principal shareholder of Levine and Levine Graphics, Inc., a New York City-based publisher and distributor of fine-art graphics.

                  Martin S. Blinder is a founder of the Company, and has served as a director since its formation in January 1976, and as

Chairman of the Board and Chief Executive Officer from July 1985 to September 15, 1994. He served as President from the Company's formation until 1990. Mr. Blinder served as a consultant to the Company from September 15, 1994 to September 15, 1995. Mr. Blinder has been honored and read into the Congressional Record of the United States Senate and House of Representatives for the advancement of the cause of fine art on numerous occasions. In addition, Mr. Blinder has been honored by resolutions and awards from the Governor of Rhode Island, the California State Assembly, the City and County of Los Angeles and, most recently, the City of New York, for support of the arts. He is considered a foremost expert in the field of contemporary art as well as a noted art collector.

                  Jack A. Rounick has served as a director of the Company since March 1984. Between March 1984 and May 1993, he was a Vice President of the Company, identifying potential sites and overseeing the Company's initial site development for its new galleries, as well as overseeing its Think Big! operations. Between August 1987 and May 1993, Mr. Rounick served as the Company's General Counsel, advising the Company on various legal matters. Mr. Rounick was a practicing attorney and member of the Philadelphia-based law firm of Pechner, Dorfman, Wolffe, Rounick & Cabot between 1972 and 1987. In May 1993, Mr. Rounick purchased the Company's Think Big! subsidiary, and serves as its President. Pursuant to this transaction, Mr. Rounick resigned as general counsel and a vice president of the Company. Mr. Rounick is also a director and principal stockholder of Deb Shops, Inc., a Philadelphia-based operator of a chain of women's specialty apparel stores. In August 1995, Mr. Rounick commenced his own private law practice.

                  Edwin W. Steidle became a member of the Board of Directors of the Company in 1987. From 1974 until 1983, Mr. Steidle was Chairman of the Board of Directors of The May Company, California, a retail department store chain. Mr. Steidle was President of Scott's Apparel, Inc. between 1983 and 1989, which operated two ladies specialty apparel stores in Southern California until it ceased business operations in December 1989.

                  Ronald S. Beard became a member of the Board of Directors of the Company in December 1988. Mr. Beard is a practicing attorney and since 1964 has been associated with the Los Angeles-based law firm of Gibson, Dunn & Crutcher. Mr. Beard has been a partner in such law firm since 1971 and is currently its Managing Partner and the Chairman of its Executive Committee. See "Certain Relationships and Related Transactions."

                  Dru Gartside joined the Company in November 1993 as General Counsel and Assistant Secretary. From October 1987 until November 1993, Ms. Gartside practiced as an attorney with the Los Angeles-based law firm of Gibson, Dunn & Crutcher.

                  See "Employment Agreements."

Compliance With Section 16 of the Securities Exchange Act of 1934

                  Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers and persons who own more than 10% of the Company's common stock (collectively "Covered Persons") to file initial reports of ownership (Forms 3) and reports of changes in ownership of common stock (Forms 4 and Forms 5) with the Securities and Exchange Commission (the "Commission") as well as the Company and any exchange upon which the Company's common stock is listed.

                  The Company is required to identify Covered Persons that the Company knows have failed to file or filed late Section 16(a) reports during the previous fiscal year. To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company by Covered Persons and written representations by such persons that no other reports were required, during the year ended December 31, 1995 the Covered Persons complied with all
Section 16(a) filing requirements applicable to such Covered Persons.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

                  The following table sets forth information as to the compensation for services rendered to the Company during the years indicated for the Company's Chief Executive Officer and the other most highly compensated executive officer whose compensation exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term
                                                                             Compensation
                                                                               Awards
                                                                          ------------------
                                                                           (g)Securities
                                                  Annual Compensation     Underlying Options
(a) Name and Principal Position      (b) Year      (c) Salary ($)(1)             (#)
- -------------------------------      --------     -------------------     ------------------
Allen A. Baron                         1995             $176,126               100,000
  Chairman of the Board,               1994              176,126                  0
  Chief Financial Officer,             1993              179,796                25,000
  Secretary and Treasurer

Barry R. Levine                        1995             $176,126               100,000
  President and Director               1994              176,126                  0
                                       1993              179,796                25,000

- ------------------------------

(1) Excludes compensation in the form of other personal benefits, which, for each of the executive officers, did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each year.

Employment Agreements

                  On March 10, 1987, the Company entered into employment agreements with Messrs. Baron and Levine. These agreements, as subsequently amended, expire three years following termination of employment (a) by the Company (other than for cause or following death or disability) or (b) by the executive officer in the event that (i) his authority to function is removed or limited in any material respect, (ii) the Company shall have materially breached the agreement, (iii) any person or group (other than the current executive officers) shall have acquired in excess of 15% of the voting securities of the Company or otherwise acquired control of the Company, or (iv) the Company's corporate offices shall have been relocated outside of Southern California. The intent of these latter provisions is to protect the executive officers who are critical to the Company's success, in the event of a non-negotiated takeover of the Company. In lieu of continuing payments under the employment agreements after termination of employment, the executive may elect to receive a lump sum payment equal to three years' salary (without giving effect to the voluntary reductions described below) discounted by a factor of 7% per annum. As a result of a series of voluntary reductions by these executive officers in 1992, 1993 and 1994, the monthly base salary for each of Messrs. Baron and Levine was $14,678 in 1994 and 1995 and is $14,678 in 1996. Messrs. Baron's and Levine's salaries were not increased in 1994, 1995 and 1996 based on the Consumer Price Index, as provided for under their employment agreements.

                  Under the executives' employment agreements, base salaries are subject to cost-of-living and other discretionary increases. The agreements permit the executive officers to participate in bonus plans adopted by the Company. The Company did not have a bonus plan in effect during fiscal 1995. Each of the executive officers is guaranteed the grant of a minimum number of options each year during the term of his agreement. All such options are to be exercisable at the fair market value (except for 10% holders of the Company's Common Stock, whose options are to be exercisable at 110% of fair market value) of the Company's Common Stock on the date of grant. In 1994, no option grants were made to the executives. In 1995, each of Messrs. Baron and Levine were granted options to purchase 100,000 shares at an exercise price of $.687 per share. In the event of death or total disability, the executive officer or his legal representative will be entitled to receive the then-current base salary (without giving effect to the voluntary reductions taken in 1992, 1993 and 1994) for a period of 12 months and, in the case of disability, the executive officer will be entitled to medical, disability and term life insurance benefits for a period of three years. The agreements, as amended, also entitle each executive officer to such fringe benefits and perquisites as are generally made available to executive officers of the Company.

                  Effective March 8, 1996, Raffy Lorentzian resigned as the Vice President, Finance of the Company to pursue personal endeavors. He continues, however, to provide consulting services to the Company on an hourly basis. The Company has hired a replacement for Mr. Lorentzian whose employment with the Company will commence April 1, 1996.

Compensation of Directors

                  During 1995, the Company's outside directors were entitled to receive a fee of $1,000 for each meeting of the Board of Directors that they attended and for each meeting of the Compensation Committee, Audit Committee, Stock Incentive Plan Committee and Profit Sharing Plan Committee that they attended, if no meeting of the Board of Directors was held on the day such committee met. In accordance with this policy, Messrs. Blinder, Steidle, Beard and Rounick each received an aggregate of $2,000, $2,000, $2,000 and $2,000, respectively, for their attendance at meetings of the Board of Directors and the respective committees on which they served during 1995. No other directors receive compensation for serving in such capacities.

                  In addition, under the Company's 1992 Employee Stock Incentive Plan, non-employee directors receive an automatic grant of options to purchase 5,000 shares of common stock on October 15 of each year. The options granted to Messrs. Blinder, Steidle, Beard and Rounick in 1995 are exercisable at $1.00 per share (the fair market value of the common stock immediately preceding the date of grant), are immediately exercisable and expire on the earlier of one year after the director ceases to be a director of the Company and October 14, 2005.

                  The Company had a one-year consulting agreement with Mr. Blinder which expired on September 14, 1995. Under the agreement, Mr. Blinder was paid $10,000 per month for his services in addition to medical coverage during the term of the agreement and a $1,000 per month expense allowance.

                  See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

Stock Options

                  The following table illustrates the stock options that were granted to each of the executive officers listed in the Summary Compensation Table during fiscal 1995:

                          OPTION GRANTS IN FISCAL 1995

                                      Individual Grants
- --------------------------------------------------------------------------------------------
                                        (c) Percent of
                                         Total Options
                                          Granted to
                         (b) Options     Employees in    (d) Exercise or      (e) Expiration
    (a) Name            Granted (#)(1)    Fiscal Year    Base Price ($/Sh.)        Date
- --------------------    --------------    -----------    ------------------   --------------
Allen A. Baron             100,000            28%             $0.6870             6/12/05

Barry R. Levine            100,000            28%             $0.6870             6/12/05

- -------------------------

(1)      Options vested on the date of grant.

                  The following table sets forth the number and value of unexercised stock options at fiscal year-end 1995 for each of the Named Executive Officers. The Named Executive Officers did not exercise any options during fiscal 1995.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                              Value of
                                                        Number of            Unexercised
                                                       Unexercised          In-the-Money
                                                       Options at            Options at
                                                         Fiscal                 Fiscal
                                                        Year-End             Year-End(1)
                     (b) Shares                            (#)                   ($)
                      Acquired       (c) Value      --------------------------------------
                     On Exercise      Realized      (d) Exercisable/      (e) Exercisable/
  (a) Name               (#)            ($)           Unexercisable         Unexercisable
- ----------------     -----------     ---------      ----------------      ----------------
Allen A. Baron            0               0            247,308 / 0            $  0 / 0

Barry R. Levine           0               0            247,308 / 0               0 / 0

- -------------------------

(1) Based upon the closing price of the Company's Common Stock on the New York Stock Exchange on December 31, 1995, which was $.5625.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth information, as of March 21, 1996, with respect to the ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, by each director, by the Named Executive Officers and by all executive officers and directors as a group.

                                Amount and
                                 Nature of
Name and Address of             Beneficial          Percent of
Beneficial Owner               Ownership (1)         Class (2)
- ----------------               -------------     -------------
Allen A. Baron
16250 Stagg Street
Van Nuys, CA  91406              410,675(3)            6.62%

Barry R. Levine
16250 Stagg Street
Van Nuys, CA  91406              319,193(4)            5.20%

Martin S. Blinder
16250 Stagg Street
Van Nuys, CA  91406              640,901(5)           10.40%

Jack A. Rounick
1224 Gulph Creek Drive
Radnor, PA  19087                815,967(6)           13.61%

Ronald S. Beard
333 South Grand Avenue
Los Angeles, CA  90071            29,898(7)            (8)

Edwin W. Steidle
16250 Stagg Street
Van Nuys, CA  91406               51,898(9)            (8)


All directors and officers     2,270,032(10)          32.97%
as a group (seven persons)

- -------------------

(l) Unless otherwise indicated, each beneficial owner set forth in the table has sole voting and investment power with respect to all of the shares of common stock shown as beneficially owned.

(2) Based on 5,893,748 shares of common stock outstanding on March 21, 1996, as adjusted to include the number of shares subject to exercisable options by each particular officer and/or director within 60 days from such date.

(3)      Includes: (a) 99,367 shares held by Mr. Baron, as Trustee of the Allen
         A. Baron Husband's Trust Agreement, dated August 15, 1989, (b) 92,308 shares that are subject to presently exercisable options held by Mr. Baron under the 1987 Stock Option Plan, (c) 155,000 shares that are subject to presently exercisable options held by Mr. Baron under the 1992 Stock Incentive Plan, and (d) 64,000 shares held by the Blinder Research Foundation for Crohn's Disease, a foundation of which Mr. Baron is a director and the Secretary and Treasurer, as to which Mr. Baron does not have sole voting and investment power. Mr. Baron disclaims beneficial ownership with respect to the shares held by the Blinder Research Foundation. Does not include 815,967 shares held by Jack Rounick subject to an irrevocable proxy pursuant to which Messrs. Blinder and Baron may vote Mr. Rounick's shares except in certain circumstances, which expires on May 21, 1996. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(4) Includes: (a) 71,885 shares held directly, (b) 92,308 shares which are subject to presently exercisable options held by Mr. Levine under the 1987 Stock Option Plan, and (c) 155,000 shares which are subject to presently exercisable options held by Mr. Levine under the 1992 Stock Incentive Plan.

(5) Includes: (a) 351,299 shares held in trust by Martin S. Blinder and Janet Blinder, as trustees of the Blinder Trust Agreement, dated April 9, 1986, (b) 15,100 shares and 6,600 shares, respectively, held under the Uniform Gifts to Minors Act for the benefit of Mr. Blinder's daughter and son, (c) 138,902 shares that are subject to presently exercisable options held by Mr. Blinder under the 1987 Stock Option Plan, (d) 65,000 shares that are subject to presently exercisable options held by Mr. Blinder under the 1992 Stock Incentive Plan, and
         (e) 64,000 shares held by the Blinder Research Foundation for Crohn's Disease, a foundation of which Mr. Blinder is President and a director, as to which Mr. Blinder does not have sole voting and investment power. Mr. Blinder disclaims beneficial ownership with respect to the shares held by the Blinder Research Foundation. Does not include 815,967 shares held by Jack Rounick subject to an irrevocable proxy pursuant to which Messrs. Blinder and Baron may vote Mr. Rounick's shares except in certain circumstances, which expires on May 21, 1996. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(6) Includes: (a) 5,969 shares which Mr. Rounick held as joint tenant with his spouse, Noreen Rounick, as to which Mr. Rounick has shared voting and investment power, (b) 57,686 shares which are subject to presently exercisable options held by Mr. Rounick under the 1987 Stock Option Plan, (c)

         45,000 shares which are subject to presently exercisable options held by Mr. Rounick under the 1992 Stock Incentive Plan, (d) 132,678 shares held by the Jack A. Rounick Irrevocable Trust for the benefit of Mr. Rounick's daughter, of which Mr. Rounick is the trustee, and (e) 574,634 shares held by the Jack and Noreen Rounick Trust, dated July 31, 1987, of which Mr. Rounick and Noreen Rounick are trustees, as to which Mr. Rounick has shared voting and investment power. Pursuant to an irrevocable proxy, which expires on May 21, 1996, Messrs. Blinder and Baron have the right to vote all of the shares, except in certain instances. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(7) Includes: (a) 3,000 shares held directly, (b) 6,898 shares which are subject to presently exercisable options held by Mr. Beard under the 1987 Stock Option Plan, and (c) 20,000 shares which are subject to presently exercisable options held by Mr. Beard under the 1992 Stock Incentive Plan.

(8)      Less than 1%.

(9) Includes: (a) 25,000 shares held directly, (b) 6,898 shares which are subject to presently exercisable options held by Mr. Steidle under the 1987 Stock Option Plan, and (c) 20,000 shares which are subject to presently exercisable options held by Mr. Steidle under the 1992 Stock Incentive Plan.

(10) Includes shares that are subject to options held by such officers and directors that are presently exercisable or will be exercisable within 60 days of March 21, 1996.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The Company has adopted a policy pursuant to which transactions between the Company and its executive officers, directors and principal stockholders (i.e., stockholders owning beneficially 5% or more of the outstanding voting securities of the Company) will be submitted to the Board of Directors for approval by a disinterested majority of the directors voting with respect to the transaction. All current and future transactions involving the Company's officials, its controlling persons or affiliates have been or will be authorized or subsequently ratified by a majority of the Company's disinterested directors and have been, and will be, on terms no less favorable than could be obtained in an arms-length transaction with unaffiliated parties.

                  On May 24, 1993, the Company sold Think Big!, Inc., its wholly owned subsidiary, to Jack A. Rounick, an officer, director and principal stockholder of the Company. Pursuant to this transaction, Mr. Rounick resigned as general counsel and a vice president of the Company. The purchase price was approximately $820,000, of which $500,000 was paid at the closing, approximately $133,000 was paid on June 15, 1993 and $150,000 was paid in October 1993. In 1995, the Company offset $6,600 that it owed to Mr. Rounick with respect to his consignment of certain artwork which was sold by the Company against the remaining balance of the purchase price. The remaining $30,900 of the purchase price is evidenced by a non-interest-bearing note, which was due on December 31, 1994, and remains unpaid. In connection with the transaction, Think Big! subleased half of one of the Company's gallery locations and agreed to pay half of the amounts due under the lease. Also in connection with the sale of Think Big!, Allen A. Baron, the Chairman of the Board and Chief Financial Officer, and Martin S. Blinder, a director of the Company, were granted an irrevocable proxy to vote the shares of the Company's Common Stock beneficially held by Mr. Rounick or his affiliates, except with respect to certain matters. The proxy expires on May 21, 1996. In connection with the Think Big! sale, Mr. Rounick and Think Big! agreed not to compete with the Company in its businesses, including the Museum Shops; and the Company and Messrs. Blinder, Levine and Baron agreed not to engage in the business of selling novelty undersized or oversized products for a period not to exceed five years from the sale date.

                  Historically, the Company's directors and executive officers have purchased works of art from third parties and the Company for their private collections. During the 1995 fiscal year, the Company purchased works of art from, and sold works of art to, certain of the Company's directors and executive officers. In most instances, the purchase by the Company of works of art from these persons resulted from demand for a particular work or a particular artist's work of art. All of these works were obtained on a basis at least as favorable to the Company as that which could have been obtained from unaffiliated parties. In each instance where a work of art was purchased by the Company from an officer or director in 1995, such work was resold by the Company at a profit. Due to the Company's decision to expand its customer base by offering for sale a larger number of original and other works of art that are not Company-published, the Company's Board of Directors has adopted a formal policy whereby a director or executive officer purchasing an original or other work of art from a third party for his or her private collection must promptly notify the Company of the purchase. The Company then has 30 days within which to purchase that work of art from the officer or director at the price paid by such officer or director, if a majority of the disinterested members of the Company's Board of Directors concludes that the purchase of that work of art would be in the best interests of the Company. The Company's Board of Directors has also adopted a policy whereby a person who serves as both a director and an officer of the Company (a "Director and Officer") and who purchases artwork from the Company must pay a purchase price ranging from 110% to 200% of the Company's cost of the artwork, depending on the type of artwork involved. For example, a director and officer purchasing a Company-published graphic from the Company must pay a purchase price equal to 200% of the Company's cost of such graphic work. Moreover, a director and officer must grant to the Company a right of first refusal to repurchase any limited-edition graphic previously sold by the Company to that director and officer. If the limited-edition graphic has been held by the director and officer for at least one year, the Company may repurchase the graphic work at the prevailing wholesale price. In the case of original artwork originally purchased from the Company and later consigned to the Company for resale by a director and officer, the Company will retain 5% to 10% of the sale price plus an amount equal to the related commissions paid.

                  Since 1986, the Company has engaged Gibson, Dunn & Crutcher as counsel to the Company in connection with various legal matters. Ronald S. Beard, a director of the Company, is a partner of such firm.

                  See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" regarding the Company's relationship with Thomas Green and Thomas Green Securities, Inc.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. Reference is made to the Index to Financial Statements and Schedules of the Company on page F-1 of this report.

(a)(2) Financial Statement Schedules. Reference is made to the Index to Financial Statements and Schedules of the Company on page F-1 of this report.

(a)(3)   Exhibits.

         The following documents are exhibits to this Annual Report on Form l0-K:

Exhibit Number             Description
- --------------             -----------

          3.1 Certificate of Incorporation of the Company as filed with the Secretary of State of Delaware on May 4, 1987, filed as
                  Exhibit 3.1 to the Company's Registration Statement on Form
                  S-1 (Registration No. 33-14410) and by this reference incorporated herein and made a part hereof.

          3.2 Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on June 4, 1987, filed as Exhibit 3.2 to Amendment No. 1 to the Company's
                  Registration Statement on Form S-1 (Registration No. 33-14410) and by this reference incorporated herein and made a part hereof.

          3.3     Certificate of Designation of 10% Cumulative Convertible
                  Preferred Stock, $.01 par value per share, of the Company, as filed with the Secretary of State of Delaware on February 1, 1995, filed as Exhibit 3.3 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1994 and by this reference incorporated herein and made a part hereof.

          3.4 Bylaws of the Company, as amended, filed as Exhibit 3.3 to Amendment No. 1 to the Company's Registration Statement on
                  Form S-1 (Registration No. 33-14410) and by this reference incorporated herein and made a part hereof.

          4.1     Specimen Common Stock Certificate of the Company, filed as
                  Exhibit 4.1 to Amendment No. 1 to the Company's Registration
                  Statement on Form S-1 (Registration No. 33-14410) and by this reference incorporated herein and made a part hereof.

          4.2 Specimen 10% Cumulative Convertible Preferred Stock Certificate of the Company, filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and by this reference incorporated herein and made a part hereof.

          4.3 Stockholders' Rights Agreement, dated February 6, 1995, between the Company and the holders of the Company's 10% Cumulative Convertible Preferred Stock, filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and by this reference incorporated herein and made a part hereof.

          4.4 Warrants dated February 6, 1995, to purchase 125,000 shares of the Company's Common Stock in favor of TGS Capital Appreciation Partnership, filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and by this reference incorporated herein and made a part hereof.

         10.1 Exclusive Artist-Publisher Agreement dated June 11, 1986 between Martin Lawrence Limited Editions, Inc., a California corporation formerly known as Martin Lawrence Enterprises, Inc. ("MLLE-California"), and Mark King, filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and by this reference incorporated herein and made a part hereof.

         10.2 Exclusive Artist-Publisher Agreement dated June 11, 1989 between the Company and Mark King, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and by this reference incorporated herein and made a part hereof.

         10.3 Letter Agreement constituting First Amendment to Exclusive Artist-Publisher Agreement dated October 19, 1989 between the Company and Mark King, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and by this reference incorporated herein and made a part hereof.

         10.4 Second Amendment to Exclusive Artist-Publisher Agreement dated March 9, 1990 between the Company and Mark King, filed as
                  Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and by this reference incorporated herein and made a part hereof.

         10.5 Employment Agreement dated March 10, 1987 between the Company and Allen A. Baron, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 and by this reference incorporated herein and made a part hereof.

         10.6 Employment Agreement dated March 10, 1987 between the Company and Barry R. Levine, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 and by this reference incorporated herein and made a part hereof.

         10.7 Letter Agreement dated August 13, 1987 between the Company and Allen A. Baron, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and by this reference incorporated herein and made a part hereof.

         10.8 Letter Agreement dated August 13, 1987 between the Company and Barry R. Levine, filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and by this reference incorporated herein and made a part hereof.

         10.9 Letter Agreement dated September 29, 1992 between the Company and Allen A. Baron, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and by this reference incorporated herein and made a part hereof.

         10.10 Letter Agreement dated September 29, 1992 between the Company and Barry R. Levine, filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and by this reference incorporated herein and made a part hereof.

         10.11 Confidentiality Agreement dated March 9, 1992, between the Company and Wayne Smith, filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and by this reference incorporated herein and made a part hereof.

         10.12    Restated Martin Lawrence Profit Sharing Plan, filed as Exhibit
                  10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and by this reference incorporated herein and made a part hereof.

         10.13 First Amendment to the Martin Lawrence Profit Sharing Plan dated August 17, 1995.

         10.14 Trust Agreement under the Martin Lawrence Profit Sharing Plan filed as Exhibit 28.2 to the Company's Registration Statement on Form S-8 (Registration No. 33-19393) and by this reference incorporated herein and made a part hereof.

         10.15 1992 Stock Incentive Plan, filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and by this reference incorporated herein and made a part hereof.

         10.16 Amendment Number One to the Company's 1992 Stock Incentive Plan dated April 23, 1993.

         10.17 Amendment Number Two to the Company's 1992 Stock Incentive Plan dated February 20, 1995.

         10.18 Form of Stock Incentive Plan Agreement for all employees except for Director/Officers and Non-employee Directors used in connection with the Company's 1992 Stock Incentive Plan, filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and by this reference incorporated herein and made a part hereof.

         10.19 Form of Stock Incentive Plan Agreement for Non-Employee Directors used in connection with the Company's 1992 Stock Incentive Plan, filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and by this reference incorporated herein and made a part hereof.

         10.20 Form of Stock Incentive Plan Agreement for Director/Officers used in connection with the Company's 1992 Stock Incentive Plan, filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and by this reference incorporated herein and made a part hereof.

         10.21 Agreement between the Company and Household Bank (Illinois), N.A., dated October 20, 1992, filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, and by this reference incorporated herein and made a part hereof.

         10.22 Stock Purchase Agreement dated May 24, 1993 between Jack A. Rounick and the Company, filed as Exhibit 10.22 to the Company's Annual Report on

                  Form 10-K for the year ended December 31, 1993, and by this reference incorporated herein and made a part hereof.

         10.23 Covenant Not to Compete dated May 24, 1993 between the Company and Think Big!, filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and by this reference incorporated herein and made a part hereof.

         10.24 Covenant Not to Compete dated May 24, 1993 between the Company and Jack A. Rounick, filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and by this reference incorporated herein and made a part hereof.

         10.25 Covenant Not to Compete dated May 24, 1993 between Jack A. Rounick and the Company, filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and by this reference incorporated herein and made a part hereof.

         10.26 Covenant Not to Compete dated May 24, 1993 between Jack A. Rounick and Martin S. Blinder, filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and by this reference incorporated herein and made a part hereof.

         10.27 Covenant Not to Compete dated May 24, 1993 between Jack A. Rounick and Barry R. Levine, filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and by this reference incorporated herein and made a part hereof.

         10.28 Covenant Not to Compete dated May 24, 1993 between Jack A. Rounick and Allen A. Baron, filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and by this reference incorporated herein and made a part hereof.

         10.29 Placement Co-agent Agreement, dated October 1, 1994, among the Company, Thomas Green Securities, Inc. and Agincourt Capital, Inc. , filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and by this reference incorporated herein and made a part hereof.

         22.1     Subsidiaries of the Company.

         24.1     Consent of Price Waterhouse LLP.

         27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.


(b) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 27, 1995, announcing the Company's initial closing of its private placement of convertible preferred stock. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on October 10, 1995, announcing the Company's additional closing of its private placement of convertible preferred stock. By this reference, these Current Reports on Form 8-K are incorporated herein and made a part hereof.

(c) Copies of Exhibits 10.13, 10.16, 10.17, 22.1 and 24.1 are attached hereto. Exhibits 3.1 through 10.12, 10.14, 10.15, and 10.18 through
         10.29 are incorporated by reference as described in Item 14(a)(3).

(d)      Not Applicable.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1996      MARTIN LAWRENCE LIMITED EDITIONS, INC.



                         By: /s/ Allen A. Baron
                             -------------------------------
                             Allen A. Baron
                             Chairman of the Board and Chief
                             Financial Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signatures                Capacity                    Date
- ----------                --------                    ----
 /s/ Allen A. Baron       Chairman of the Board,      March 29, 1996
- ---------------------     Chief Financial Officer
Allen A. Baron            (Principal Financial
                          Officer and Principal
                          Accounting Officer),
                          Treasurer and Secretary



/s/ Barry R. Levine       Director, President         March 29, 1996
- ---------------------
Barry R. Levine



/s/ Martin S. Blinder     Director                    March 29, 1996
- ---------------------



/s/ Jack A. Rounick       Director                    March 29, 1996
- ---------------------
Jack A. Rounick


/s/ Ronald S. Beard       Director                    March 29, 1996
- ---------------------
Ronald S. Beard


/s/ Edwin W. Steidle      Director                    March 29, 1996
- ---------------------
Edwin W. Steidle

                     MARTIN LAWRENCE LIMITED EDITIONS, INC.

                  Index to Financial Statements and Schedules*

                                                             Page
                                                             ----
Report of Independent Accountants......................      F-2

Consolidated Balance Sheet as of December 31, 1995
and December 31, 1994..................................      F-3

Consolidated Statement of Operations for the years
ended December 31, 1995, 1994 and 1993.................      F-4

Consolidated Statement of Changes in Stockholders'
Equity for the years ended December 31, 1995, 1994
and 1993...............................................      F-5

Consolidated Statement of Cash Flows for the years
ended December 31, 1995, 1994 and 1993.................      F-6

Notes to Consolidated Financial
Statements.............................................      F-7

Schedule II - Valuation and Qualifying Accounts........      S-1


*Schedules other than those listed above have been omitted, either because they are not applicable, are not required, or the information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Martin Lawrence Limited Editions, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page F-1 present fairly, in all material respects, the financial position of Martin Lawrence Limited Editions, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Los Angeles, California
March 19, 1996

                     Martin Lawrence Limited Editions, Inc.
                           Consolidated Balance Sheet

                                                            December 31,
                                                        1995           1994
                                                    ------------   ------------
Assets
Current assets:
  Cash and cash equivalents (Notes 1 and 2)         $    769,000   $    575,000
  Accounts receivable, net (Note 3)                    1,033,000        646,000
  Inventories (Notes 1, 3, 11 and 13)                 12,318,000     13,423,000
  Prepaid expenses and other
    current assets (Note 1)                              363,000        423,000
  Notes receivable, short-term (Note 10)                  31,000         38,000
                                                    ------------   ------------
Total current assets                                  14,514,000     15,105,000
Equipment and leasehold improvements,
  net of accumulated depreciation and
  amortization (Notes 1 and 3)                         2,907,000      3,565,000
Other assets                                             693,000        668,000
Deferred income taxes (Note 5)                           652,000        969,000
                                                    ------------   ------------

Total assets                                        $ 18,766,000   $ 20,307,000
                                                    ============   ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and
    accrued expenses (Note 1)                       $  3,170,000   $  2,263,000
  Accrued compensation and
    employee benefits                                    512,000        462,000
  Deferred rents--current (Note 11)                      170,000        412,000
  Customer deposits                                      155,000        204,000
  Escrowed funds (Note 4)                                150,000           -
  Notes payable                                           16,000          6,000
  Deferred income taxes (Note 5)                       1,341,000      1,376,000
                                                    ------------   ------------
Total current liabilities                              5,514,000      4,723,000
Notes payable, long-term (Note 6)                        214,000         23,000
Deferred rents (Note 11)                                 407,000        475,000
                                                    ------------   ------------
Total liabilities                                      6,135,000      5,221,000
                                                    ------------   ------------

Commitments and contingencies (Notes 11 and 12)             -              -
Mandatorily redeemable preferred stock--
  $.01 par value, 1,000,000 shares authorized,
  225,000 shares issued and outstanding
  at December 31, 1995 (Note 4)                        2,021,000           -
                                                    ------------   ------------


Stockholders' equity (Note 7):
  Preferred stock--$.01 par value,
    4,000,000 shares authorized,
    none issued or outstanding                                            -
  Common stock--$.01 par value,
    20,000,000 shares authorized,
    8,350,000 shares issued and
    5,893,748 shares outstanding at
    December 31, 1995 and 1994                            83,000         83,000
  Paid-in capital                                     27,709,000     27,709,000
  Retained earnings (deficit)                         (9,397,000)    (4,921,000)
  Less cost of shares held in treasury--
    2,456,000 shares at
    December 31, 1995 and 1994                        (7,785,000)    (7,785,000)
                                                    ------------   ------------
Total stockholders' equity                            10,610,000     15,086,000
                                                    ------------   ------------

Total liabilities and
   stockholders' equity                             $ 18,766,000   $ 20,307,000
                                                    ============   ============

           See accompanying notes to consolidated financial statements

                     Martin Lawrence Limited Editions, Inc.
                      Consolidated Statement of Operations

                                                For the years ended December 31,
                                               1995           1994           1993
                                           ------------   ------------   ------------
     Revenues:
       Net sales                           $ 19,406,000   $ 16,191,000   $ 18,269,000
       Other income                             536,000      1,404,000        391,000
                                           ------------   ------------   ------------
                                             19,942,000     17,595,000     18,660,000
                                           ------------   ------------   ------------
     Costs and expenses:
       Cost of sales                          7,581,000      5,928,000      6,791,000
       Selling expenses                       7,431,000      6,596,000      7,111,000
       General and admini-
         strative expenses                    9,093,000      9,184,000     10,879,000
       Loss on gallery closings                 212,000        150,000        451,000
       Loss on closure of
         distribution facility                     -              -           440,000
       Interest                                  16,000          6,000         75,000
                                           ------------   ------------   ------------
                                             24,333,000     21,864,000     25,747,000
                                           ------------   ------------   ------------

     Loss before taxes                       (4,391,000)    (4,269,000)    (7,087,000)

     Provision for taxes (benefit)             (125,000)        25,000       (402,000)
                                           ------------   ------------   ------------

     Net loss                                (4,266,000)    (4,294,000)    (6,685,000)

     Dividends and accretion on
       mandatorily redeemable
       preferred stock                          210,000          -              -
                                           ------------   ------------   ------------

     Net loss applicable to
       common stock                        $ (4,476,000)  $ (4,294,000)  $ (6,685,000)
                                           ============   ============   ============

     Net loss per common share             $       (.76)  $       (.73)  $      (1.13)
                                           ============   ============   ============

           See accompanying notes to consolidated financial statements

                     Martin Lawrence Limited Editions, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
              For The Years Ended December 31, 1995, 1994, and 1993

                                           Common Stock
                                       --------------------       Paid-In         Retained         Treasury
                                        Shares      Amount        Capital         Earnings          Stock            Total
                                       ---------   --------     -----------     ------------     ------------     -----------
 Balance, December 31, 1992            5,894,000   $ 83,000     $27,709,000     $ 6,058,000      $(7,785,000)     $26,065,000
   Net loss for the year                    -           -         -              (6,685,000)            -          (6,685,000)
                                       ---------   --------     -----------     -----------      -----------      -----------


 Balance, December 31, 1993            5,894,000     83,000      27,709,000        (627,000)      (7,785,000)      19,380,000
   Net loss for the year                    -         -                -         (4,294,000)            -          (4,294,000)
                                       ---------   --------     -----------     -----------      -----------      -----------


 Balance, December 31, 1994            5,894,000     83,000      27,709,000      (4,921,000)      (7,785,000)      15,086,000
   Net loss for the year                    -           -              -         (4,266,000)            -          (4,266,000)
   Dividends and accretion
     on mandatorily redeemable
     preferred stock                                                                210,000                           210,000
                                      ----------   --------     -----------     -----------      -----------      -----------


 Balance, December 31, 1995            5,894,000   $ 83,000     $27,709,000     $(9,397,000)     $(7,785,000)     $10,610,000
                                      ==========   ========     ===========     ===========      ===========      ===========

           See accompanying notes to consolidated financial statements

                     Martin Lawrence Limited Editions, Inc.
                      Consolidated Statement of Cash Flows

                                                            For the years ended December 31,
                                                           1995           1994           1993
                                                       -------------  ------------   -------------
Cash flows from operating activities:
  Net loss                                             $ (4,266,000)  $ (4,294,000)  $ (6,685,000)
  Adjustments to reconcile net
    loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                         867,000      1,037,000      1,370,000
      Loss on sale of Think Big!, Inc.                        -              -             21,000
      Loss from gallery closings                            212,000        150,000        451,000
      Loss from closure of distribution facility              -              -            419,000
  Changes in assets and liabilities
    (net of effect of sale of Think Big!, Inc.):
    Accounts receivable, net                               (387,000)       356,000          2,000
    Income tax receivable                                     -            454,000      1,332,000
    Inventories                                           1,105,000      1,928,000      1,793,000
    Prepaid expenses and other current assets                60,000         92,000        394,000
    Notes receivable                                          7,000
    Other assets                                            (25,000)       (28,000)      (298,000)
    Accounts payable and accrued expenses (Note)            849,000        219,000        442,000
    Accrued compensation and employee benefits               50,000        (72,000)       (19,000)
    Customer deposits                                       (49,000)         9,000         43,000
    Escrowed funds                                          150,000          -              -
    Deferred rents                                         (310,000)         3,000         73,000
    Deferred income taxes                                   282,000          -            495,000
                                                       ------------   ------------   ------------

  Net cash used in
    operating activities                                 (1,455,000)      (146,000)      (167,000)
                                                       ------------   ------------   ------------

Cash flows from investing activities:
  Proceeds from sale of Think Big!, Inc.                      -              -            500,000
  Additions to equipment and
    leasehold improvements                                 (421,000)      (292,000)      (504,000)
                                                       ------------   ------------   ------------

  Net cash used in
    investing activities                                   (421,000)      (292,000)        (4,000)
                                                       ------------   ------------   ------------

Cash flows from financing activities:
  Repayment of long-term debt                                 -              -         (1,933,000)
  Net proceeds from issuance of
    mandatorily redeemable
    preferred stock                                       2,000,000          -              -
  Dividends paid on preferred stock                        (131,000)         -              -
  Notes payable                                             201,000         29,000          -
  Payment of notes receivable related to
    the sale of Think Big!, Inc.                              -              -            283,000
                                                       ------------   ------------   ------------
  Net cash provided by (used in)
    financing activities                                  2,070,000         29,000     (1,650,000)
                                                       ------------   ------------   ------------

Net increase (decrease) in cash
  and cash equivalents                                      194,000       (409,000)    (1,821,000)

Cash and cash equivalents at
  beginning of year                                         575,000        984,000      2,805,000
                                                       ------------   ------------   ------------

Cash and cash equivalents at
  end of year                                          $    769,000   $    575,000   $    984,000
                                                       ============   ============   ============

           See accompanying notes to consolidated financial statements

                     Martin Lawrence Limited Editions, Inc.
                   Notes to Consolidated Financial Statements

Note 1.  Summary of Accounting Policies

         Business

         Martin Lawrence Limited Editions, Inc. and its subsidiaries (the "Company") are publishers of original limited-edition fine art serigraphs, lithographs, sculpture and posters. The Company also purchases, for resale, original works of art as well as limited-edition works by recognized artists that the Company does not publish. The Company distributes both the published and non-published works through established dealers and its own national chain of retail art galleries. Since 1992, the Company has also conducted auctions of its published and non-published artwork. The Company operates another retail concept--Martin Lawrence Museum Shops, which sells unique art objects and functional artwork through locations within existing Martin Lawrence galleries.

         In April 1995, the Company formed two new subsidiaries, Martin Lawrence Frame Shops, Inc. and Masterpieces of the World, Inc. for the purpose of implementing some newly developed concepts.

         Four Martin Lawrence Frame Shops locations opened in the fourth quarter of October 1995 and an additional location opened in January 1996. The stores are in strip centers and storefront locations in Southern California and offer custom framing services as well as fine art, posters and Museum Shop merchandise. The Company also incorporated Frame Shops into four of its Southern California gallery locations and may expand it to some of its other Southern California gallery locations.

         The Company opened five Masterpieces of the World retail stores between May and July 1995 in regional shopping malls in California. The Masterpieces of the World concept is the sale of framed oil paintings at affordable prices, primarily under $500. The results of operations of Masterpieces of the World did not meet the Company's expectations. Accordingly, the Company began closing the stores in January 1996 and completed the closing of the Masterpieces of the World concept in March 1996. All of the Masterpieces of the World locations were leased under temporary leases and required minimal capital expenditures to open. Although the Company has ceased operating Masterpieces of the World retail stores, the Company believes that the concept may be viable in other venues. The Company currently offers Masterpieces of the World inventory in its Frame Shops locations and its gallery outlet store.

         In 1995, the Company closed three galleries for various reasons, including unsatisfactory performance or unfavorable lease terms. In 1995, the Company also opened four new galleries. One of the Company's galleries was closed due to the January 17, 1994

                     Martin Lawrence Limited Editions, Inc.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 1.  Summary of Accounting Policies (Contd.)

         Business (Contd.)

Southern California earthquake and reopened December 15, 1995. Two of the new galleries are temporary locations.

         On February 6, 1995, the Company issued 200,000 shares of its 10% Cumulative Convertible Preferred Stock, $.01 par value per share (the "Preferred Stock"), pursuant to a private placement commenced in October 1994. The shares of Preferred Stock were sold at $10.00 per share. The Company received net proceeds of $1,786,000 from the initial closing of the offering. In three additional closings of the private placement on September 18, 1995, January 3, 1996 and February 8, 1996, the Company received additional net proceeds of $232,500, $139,500 and $186,000, respectively, and issued an aggregate of 60,000 shares of Preferred Stock. The private placement terminated on February 5, 1996. See Note 4.

         Due to the Company's net losses, the Company's cash flow has been severely restricted. In order to alleviate some of the constraints on the Company's cash flow, in March 1996, the Company took a series of measures to reduce its overhead costs. The Company has reduced its staff at corporate headquarters by approximately 15% through layoffs and attrition. The Company has also terminated its full-time security staff at its corporate headquarters and instituted alternative internal safeguards. In addition, the Company has plans to reduce certain selling costs within its control. In September 1996, the Company will reduce the square footage of its distribution facility in Van Nuys, California by 10,000 to 12,000 square feet. Finally, the Company continues to evaluate its other leases.

         In 1995, the Company reduced inventory levels by $1,105,000. The Company plans to further reduce inventory levels in 1996 through promotions and sales, factory outlet store sales and non-replenishment of certain inventories acquired from other art publishers.

         The Company believes that, based on its current projections, its cash and capital resources should be sufficient to meet its financing requirements in 1996. The Company will continue its efforts to increase sales, maintain margins, reduce inventory levels and minimize operational costs. However, the Company can make no assurances that it will meet its current projections. The Company is exploring alternative sources of liquidity, including other sources of financing and reductions of inventory levels. Notwithstanding the foregoing, in the event that additional financing is not available, the Company may elect to undertake such other actions as may be appropriate in light of the circumstances existing at the time. See Note 14.

                     Martin Lawrence Limited Editions, Inc.
                   Notes to Consolidated Financial Statements
                                   (Continued)


         Note 1.  Summary of Accounting Policies (Contd.)

         Principles of Consolidation

         The consolidated financial statements include the accounts of Martin Lawrence Limited Editions, Inc., a Delaware corporation, and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

         Cash and Cash Equivalents

         Cash and cash equivalents include short-term investments with maturities of 90 days or less and restricted cash of $32,000 and $26,000 at December 31, 1995 and 1994, respectively, in certificate of deposit accounts. The restricted cash is being held as collateral for certain lease, sales tax and utility deposits.

         Concentration of Credit Risk

         The Company's wholesale customers consist of retail art galleries and dealers located throughout the United States and in selected foreign markets. Concentration of credit risk with respect to trade receivables is limited due to the large number of the Company's customers and their dispersion. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company uses management's estimates of value to reflect inventory at the lower of cost or market. Due to the unique nature of the inventory, it is possible that the Company's estimate may change in the near term.

         Fair Value of Financial Instruments

         As cash and cash equivalents, receivables, accounts payable and accrued liabilities are all short-term in nature, their carrying amount approximate fair value. The Company estimates that the carrying amount of notes payable and mandatorily redeemable preferred stock approximates fair value.

                     Martin Lawrence Limited Editions, Inc.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 1.  Summary of Accounting Policies (Contd.)

         Inventories

         Inventories consist of completed artwork, frames, original works of art held for sale, Museum Shop functional art and raw materials used in framing, principally valued at the lower of cost (first-in, first-out) or market.

         Prepaid Expenses and Other Current Assets

         Prepaid expenses and other current assets consist principally of payments to artists and printers for limited-edition graphics in progress.

         Barter Transactions

         The Company receives advertising and promotional services in exchange for artwork. Advertising and promotional services are expensed the first time the related advertising takes place. Revenues and expenses related to these transactions are recorded based upon the estimated fair market value of the artwork exchanged, or in the absence of objectively determinable value, at the Company's carrying value of the artwork. Revenues and gross profit realized from barter transactions aggregated $543,000 and $388,000, respectively, for 1995. Revenues and gross profit realized from barter transactions aggregated $548,000 and $409,000, respectively, for 1994. The Company utilized $543,000 of related advertising and other services during 1995. Barter transaction credits of $78,000 are included in accounts payable and accrued expenses at December 31, 1995. The Company utilized $548,000 of related advertising and promotional services during 1994. Unutilized advertising credits of $30,000 are included in prepaid advertising at December 31, 1994.

                     Martin Lawrence Limited Editions, Inc.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 1.  Summary of Accounting Policies (Contd.)

         Equipment and Leasehold Improvements

         Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method based upon estimated useful lives, as follows:

                           Equipment                3 to 5 years

                           Leasehold improvements   3 to 10 years (limited to
                                                       lease term)

         Expenditures for maintenance and repairs are charged to expense, as incurred.

         Revenues

         Revenue from sales of artwork is recognized upon passage of title to the customer.

         Other Income

         Other income includes interest income on short-term investments and other interest-bearing accounts of $28,000, $13,000 and $34,000 in 1995, 1994 and 1993, respectively. In addition, other income includes shipping income of $326,000, $237,000 and $281,000 in 1995, 1994 and 1993, respectively. Other income in 1994 included $1,090,000 from insurance recoveries primarily from the Southern California earthquake.

         Occupancy Costs

         General and administrative expenses include occupancy costs for the Company's retail locations of $2,732,000, $2,765,000 and $3,831,000 in 1995,
1994 and 1993, respectively. Occupancy costs include rent, common area maintenance, merchants' dues, utilities and property taxes.

         Loss on Gallery Closings

         Loss on gallery closings includes the write-off of unamortized leasehold improvements and termination fees of $303,000 that resulted from the closure of one gallery in Illinois in the third quarter of 1995, and a gain of $91,000 in the first quarter of 1995 from negotiating lease termination fees on two of the Company's galleries closed in 1994. Loss on gallery closures for 1994 and 1993 were $150,000 and $451,000, respectively.

                     Martin Lawrence Limited Editions, Inc.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 1.  Summary of Accounting Policies (Contd.)

         Income Taxes

         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously, the Company deferred the tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. The adoption of FAS 109 did not have a significant effect on the Company's consolidated financial position or results of operations.

         Stock-Based Compensation

         Statement of Financial Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, issued in October 1995, and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Option No. 25 (APB 25), Accounting for Stock Issued to Employees, but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. While the Company is still evaluating SFAS 123, it currently expects to elect to continue to measure compensation cost under APB 25 and comply with the pro forma disclosure requirements in fiscal 1996. If the Company makes this election, this statement will have no impact on the Company's results of operations or financial position.

         Net Loss Per Share

         Net loss per share is computed by dividing net loss (after deduction of dividends and accretion on mandatorily redeemable preferred stock) by the weighted average number of shares outstanding. Net loss per share amounts included in the Consolidated Statement of Operations are based upon the weighted average shares outstanding of 5,894,000 in 1995, 1994 and 1993.

         Accounts Payable and Accrued Expenses

At December 31, 1995 and 1994, the Company had rent payable of $436,000 and $573,000, respectively, included in accounts payable and accrued expenses. At December 31, 1995, financing activities of $58,000 for dividends payable were included in accounts payable and accrued expenses.

                     Martin Lawrence Limited Editions, Inc.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 2.  Additional Cash Flow Information

         Cash paid for interest and income taxes for each of the three years in the period ended December 31, 1995 is as follows:

                              1995             1994              1993
                           ----------       ----------        -------
         Interest          $   16,000       $    7,000        $   65,000
                           ==========       ==========        ==========

         Income Taxes      $   35,000       $   18,000        $   55,000
                           ==========       ==========        ==========

                     Martin Lawrence Limited Editions, Inc.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 3.  Details of Certain Financial Statement Components

                                             December 31,
                                         1995           1994
                                     ------------   ------------
       Accounts Receivable

       Amounts due from trade
         customers                   $  1,054,000   $    667,000

       Accounts receivable - other          4,000          3,000

       Less:  Allowance for
         doubtful accounts              (  25,000)       (24,000)
                                     ------------   ------------

                                     $  1,033,000   $    646,000
                                     ============   ============

                                             December 31,
                                         1995           1994
                                     ------------   ------------

       Inventories

       Raw materials - framing       $    277,000   $    204,000
       Finished goods:
         Limited editions, frames
            and other                  10,304,000     10,874,000
         Original works of art          1,737,000      2,345,000
                                     ------------   ------------
                                     $ 12,318,000   $ 13,423,000
                                     ============   ============

                                             December 31,
                                         1995           1994
                                     ------------   ------------

      Equipment and
      Leasehold Improvements

      Equipment                      $  4,113,000   $  3,939,000
      Leasehold improvements            6,858,000      6,954,000
                                     ------------   ------------

                                       10,971,000     10,893,000

      Less:  Accumulated depreciation
        and amortization               (8,064,000)    (7,328,000)
                                     ------------   ------------
                                     $  2,907,000   $  3,565,000
                                     ============   ============

Note 4. Credit Facility and Mandatorily Redeemable Preferred Stock

         In October 1989, the Company entered into a revolving line of credit agreement in the amount of $12,000,000. On September 27, 1991, the Company and its bank mutually agreed to reduce the revolving line of credit to $8,000,000. At December 31, 1992, the Company had outstanding borrowings of $1,933,000. The line of credit was secured by the Company's accounts receivable, inventories and equipment, and required compliance with certain tangible net worth, ratio and capital expenditure covenants. At December 31, 1991, the Company was not in compliance with all of these covenants. On March 18, 1992, the Company reached an agreement with its bank to restructure its agreement with the bank. Under this agreement, the Company agreed to apply any tax

                     Martin Lawrence Limited Editions, Inc.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 4.  Credit Facility and Mandatorily Redeemable Preferred Stock (Contd.)

refund received in 1993 with respect to fiscal year 1992 to repay any remaining indebtedness to the bank and to terminate the line of credit agreement upon such repayment. Based upon results of operations for 1992, the Company received a tax refund of approximately $2,300,000 in 1993 as a result of carrying back its net operating loss for 1992 to prior years, $1,933,000 of which was used to pay the Company's remaining indebtedness to the bank. The Company currently has no borrowing availability under this or any other line of credit agreement.

         On February 6, 1995, the Company issued 200,000 shares of its 10% Cumulative Convertible Preferred Stock, $.01 par value per share (the "Preferred Stock"), pursuant to a private placement commenced in October 1994. The shares of Preferred Stock were sold at $10.00 per share. The Company received net proceeds of $1,786,000 from the initial closing of the offering. In three additional closings of the private placement on September 18, 1995, January 3, 1996 and February 8, 1996, the Company received additional net proceeds of $232,500, $139,500 and $186,000, respectively, and issued an aggregate of 60,000 shares of Preferred Stock. The $150,000 of gross proceeds from the February 8, 1996 closing was included as a liability (Escrowed Funds) at December 31, 1995 because the amounts were held in escrow subject to the escrow holder's clearing of the funds prior to distribution of the funds to the Company. The private placement terminated on February 5, 1996.

         Dividends on the Preferred Stock are payable semi-annually at the rate of 10% per annum on April 1 and October 1 of each year. Each share of Preferred Stock will automatically convert into 10 shares of the Company's common stock, subject to adjustment in certain events, when the trading price of the common stock equals or exceeds $2.25 per share for 20 consecutive trading days. In addition, holders of the Preferred Stock may, under certain circumstances, elect to convert the Preferred Stock into common stock.

         The Preferred Stock is redeemable by the Company on or after January 1, 1997 at $10.80 per share, with redemption rates decreasing by $0.20 per year until the rate is $10.00 per share on or after January 1, 2001. The Company must redeem all of the shares of Preferred Stock no later than January 1, 2005.

         Holders of Preferred Stock will be entitled to elect 20% (not less than two) of the Board of Directors when dividends on the Preferred Stock have been in arrears in an amount equal to at least two semi-annual dividends. The holders of Preferred Stock will be entitled to elect an additional 10% (not less than one) of the directors upon each additional dividend arrearage until either

                     Martin Lawrence Limited Editions, Inc.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 4.  Credit Facility and Mandatorily Redeemable Preferred Stock (Contd.)

they can elect a majority of the Board of Directors or the dividends in arrears have been paid in full.

         Thomas Green, the principal of one of the placement co-agents for the private placement, acquired 77,500 shares of the Preferred Stock in the initial closing of the offering.

         The proceeds from the offering were used principally for acquiring new inventory, marketing and sales expansion, opening new galleries, the payment of certain lease deferrals and for working capital and general corporate purposes.

         In connection with its private placement of Preferred Stock, the Company issued warrants to purchase an aggregate of 162,500 shares of common stock to the placement co-agents for the offering (the "Warrants"). The Warrants are exercisable at $1.20 per share of common stock for an 18-month period commencing at such time that the common stock equals or exceeds $2.25 per share for 20 consecutive trading days. The exercise price of the Warrants (other than $.10 per share) may be paid with a promissory note secured by the shares of common stock issuable upon exercise of the Warrants and maturing 18 months from the date of issuance. The Warrants expire as follows: 125,000 on February 6, 2000, 15,625 on September 18, 2000, 9,500 on January 3, 2001 and 12,500 on
February 8, 2001. The fair value of the Warrants at the date of issuance was determined to be de minimis.

Note 5.  Income Taxes

         The provision (benefit) for income taxes consisted of the following as of December 31:

                          1995         1994         1993
                       -----------  ----------   -----------
      Current
        Federal        $ (442,000)  $    -       $ (942,000)
        State              35,000       25,000       45,000
                       ----------   ----------   ----------
                         (407,000)      25,000     (897,000)
                       ----------   ----------   ----------
      Deferred
        Federal           442,000        -          495,000
        State            (160,000)       -            -
                       ----------   ----------   ----------
                          282,000        -          495,000
                       ----------   ----------   ----------
      Total            $ (125,000)  $   25,000   $ (402,000)
                       ==========   ==========   ==========

         At December 31, 1995, the Company had federal net operating loss carryforwards of approximately $7,768,000 expiring beginning in 2008.

                     Martin Lawrence Limited Editions, Inc.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 5.  Income Taxes (Contd.)

         During the third quarter of 1991, the State of California adopted a law, retroactive to the beginning of 1991, which deferred utilization of California net operating loss carryforwards for 1991 and 1992 to future years. At December 31, 1995, the Company had California net operating loss carryforwards of approximately $14,822,000 expiring beginning in 1998.

         A reconciliation of tax expense (benefit) computed at federal statutory rates for each of the three years in the period ended December 31, 1995 is as follows:

                               1995           1994           1993
                           -------------  -------------  -------------
  Federal tax benefit
  on loss computed
  at statutory rates       $ (1,493,000)  $ (1,451,000)  $ (2,410,000)

  Carryforward                1,493,000      1,451,000      1,963,000

  State income and
  franchise taxes                35,000         25,000         45,000

  Other                        (160,000)         -              -
                           ------------   ------------   ------------

  Income tax benefit
   as reported             $   (125,000)  $     25,000   $   (402,000)
                           ============   ============   ============

  Effective income tax
  rate                             2.8%           0.6%           5.7%
                           ============   ============   ============

         Deferred tax liabilities/(assets) are comprised of the following:

                                        December 31,    December 31,
                                            1995            1994
                                        -------------   -------------
         Inventory writedown            $    404,000    $    755,000
         State tax                           360,000         301,000
         Lease origination fees               53,000          53,000
         Other                               729,000         437,000
                                        ------------    ------------

         Deferred tax liabilities          1,546,000       1,546,000
                                        ------------    ------------

         NOL carryforward                 (3,675,000)     (3,090,000)
         AMT credits                        (437,000)       (437,000)
         Depreciation                     (1,259,000)     (1,098,000)
         Disposed assets                       -            (156,000)
         UCC inventory adjustment            (41,000)        (34,000)
         Start-up costs                        -             (31,000)
         Other                              (125,000)       (109,000)
                                        ------------    ------------

         Deferred tax assets              (5,537,000)     (4,955,000)
                                        ------------    ------------

         Valuation allowance               4,680,000       3,816,000
                                        ------------    ------------

         Net deferred tax liability     $    689,000    $    407,000
                                        ============    ============

                     Martin Lawrence Limited Editions, Inc.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 5.  Income Taxes (Contd.)

         The valuation allowance provided against deferred tax assets relates primarily to the net operating loss carryforward and represents management's best estimate that these carryforwards will more likely than not (a likelihood of slightly more than 50%) not be realized during the carryforward period.

         In December 1995, the Company received an aggregate refund of $618,000 (after deducting $22,000 for taxes owed) from the Internal Revenue Service. The refund was pursuant to the filing of a Form 1139, and was based on Internal Revenue Code provisions allowing the Company a 10-year carryback period for losses meeting certain statutory requirements. The filing is subject to audit by the I.R.S. for three years from the date of the filing of the Company's 1994 federal income tax return. In the event the I.R.S. determines that any portion of the refund was improperly made, the Company would be required to return such portion of the refund to the I.R.S. plus interest and penalties, if any.

         As a result of the Company's private placement of 10% Cumulative Convertible Preferred Stock (see Note 4), pursuant to Internal Revenue Code
Section 382, the Company's net operating loss carryforward that can be used to annually reduce future taxable income may be limited. At present, the Company is unable to reasonably estimate the amount of carryforwards, if any, that may be lost.

Note 6.  Notes Payable

         As a result of the Southern California earthquake in January 1994, in 1995, the Company received an aggregate of $206,200 of proceeds under a disaster assistance loan with the Small Business Administration (the "SBA Loan"). The SBA Loan accrues interest at the rate of 4% per annum. Principal and interest payments of $1,965 per month began on March 10, 1996 and the balance is due on February 10, 2007. The SBA Loan is secured by the Company's equipment and machinery.

Note 7.  Stock Options

         At December 31, 1995, the Company had two stock option plans (the 1992 Stock Incentive Plan and the 1987 Stock Option Plan). During 1992, the Company terminated the 1989 Directors' and Officers' Non-Qualified Stock Option Plan and the 1985 Stock Option Plan. During 1993, the Company terminated the 1987 Stock Option Plan; however, there are still options outstanding under, and subject to, the terms of the Plan. The 1992 Stock Incentive Plan provides for the grant to eligible key employees and

                     Martin Lawrence Limited Editions, Inc.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 7.  Stock Options (Contd.)

directors of the Company of options and other awards to purchase up to 750,000 shares of the Company's common stock. The 1987 Stock Option Plan provided for the grant to eligible key employees and directors of the Company of either incentive or non-qualified stock options to purchase up to 1,000,000 shares of the Company's common stock. The plans provide for the options to be granted at a price not less than the fair market value at the date of grant. The options have expiration dates ranging from five to ten years from the date of grant, and certain of the options are subject to vesting rights that do not exceed five years from the date of grant. The number of shares at January 1, 1995 and December 31, 1995 that remained reserved for grant under the 1992 Stock Incentive Plan were 427,500 and 92,900, respectively.

         During 1991, the Company cancelled all unexpired and unexercised stock options that had been granted under the 1985, 1987 and 1989 Plans, totalling 1,294,420 shares, and replaced them with options to purchase 507,600 shares granted under the 1987 Plan. The new options were issued at exercise prices equal to the fair market value of the Company's common stock at the time of grant (which was lower than the exercise prices under the cancelled options) and with shorter vesting periods. The shares subject to the new options issued to directors and officers represented only 35.4% of the shares subject to the cancelled options. All of the other employees' cancelled options were reissued on a one-for-one basis with respect to the shares underlying those options.

         On March 10, 1992, the Company granted options to purchase 25,000 shares of the Company's common stock outside of the Company's stock option plans to a former officer of the Company, pursuant to a post-termination agreement with the Company. The exercise price of these options was equivalent to the fair market value of the Company's Common Stock at the time of grant. The options expired on March 1, 1995.

         In March 1995, the Company issued warrants to purchase 10,000 shares to the landlord for the Company's headquarters. The warrants are exerciseable at $1.00 per share and expire on March 16, 2000.

         The table below summarizes the shares subject to options:

                                                Shares                Price Range
                                              -----------          ------------------
        Outstanding at December 31, 1992         891,350           $1.25   -  $2.25
          Granted                                100,000           $0.625  -  $0.75
          Cancelled                              (84,400)          $1.25   -  $1.81
                                              ----------
        Outstanding at December 31, 1993         906,950           $0.625  -  $2.25
          Granted                                 20,000           $0.5625 -  $0.5625
          Cancelled                              (51,400)          $1.25   -  $1.81
                                              ----------
        Outstanding at December 31, 1994         875,550           $0.625  -  $2.25
          Granted                                355,000           $0.687  -  $1.00
          Cancelled                             (100,450)          $0.687  -  $2.25
                                              ----------
        Outstanding at December 31, 1995       1,130,100           $0.5625 -  $1.99
                                              ==========
        Exercisable at December 31, 1995       1,007,860
                                              ==========

                     Martin Lawrence Limited Editions, Inc.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 8.  Export Sales

         Export sales for the years ended December 31, 1995, 1994 and 1993 were $2,085,000, $1,485,000 and $2,157,000, respectively. The Company's primary export market is Japan. Export sales to Japan were $778,000, $530,000 and $691,000 in 1995, 1994 and 1993, respectively.

Note 9.  Employee Benefit Plans

         In 1987, the Company adopted the Martin Lawrence Profit Sharing Plan (the "Plan"). In 1993, the Plan was restated to, in part, reflect certain changes in the laws relating to defined-benefit plans. The Plan is a defined-contribution plan under which employees with at least twelve months of continuous full-time service may defer compensation pursuant to Section 401(k) of the Internal Revenue Code. The Company, at its discretion, may match a portion of the employees' annual contributions. Additionally, the Company, at its discretion, may make an annual contribution to the Plan for the benefit of certain eligible employees with at least six months of continuous full-time service and whose annual compensation is below a certain level, whether or not those employees have elected to participate in the deferred compensation component of the Plan. There were no Company contributions to the Plan in 1995, 1994 and 1993.

Note 10.  Related Party Transactions

         On May 24, 1993, the Company sold Think Big!, Inc., its wholly owned subsidiary, to Jack A. Rounick, an officer, director and principal stockholder of the Company. Pursuant to this transaction, Mr. Rounick resigned as general counsel and a vice president of the Company. The purchase price was approximately $820,000, of which $500,000 was paid at the closing, approximately $133,000 was paid on June 15, 1993 and $150,000 was paid in October 1993. In 1995, the Company offset $6,600 that it owed to Mr. Rounick with respect to his consignment of certain artwork which was sold by the Company against the remaining balance of the purchase price. The remaining $30,900 of the purchase price is evidenced by a non-interest-bearing note, which was due on December 31, 1994, and remains unpaid. In connection with the transaction, Think Big! subleased half of one of the Company's gallery locations and agreed to pay half of the amounts due under the lease.

         During 1995, 1994 and 1993, the Company purchased works of art from certain executive officers aggregating $7,600, $35,000 and $103,000, respectively. In most instances, the works of art purchased by the Company from these persons were necessary to satisfy a customer request for specific artwork otherwise not readily available. The Company believes all of these purchases were obtained on a basis at least as favorable to the Company as

                     Martin Lawrence Limited Editions, Inc.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 10.  Related Party Transactions (Contd.)

that which could have been obtained from unaffiliated parties. Sales of artwork previously purchased from executive officers that was sold to unaffiliated parties in 1995, 1994 and 1993 were $115,000, $261,000 and $275,000, respectively, with related gross profit to the Company of $40,000, $101,000 and $152,000, respectively.

Note 11.  Commitments

         The Company leases office, gallery and warehouse space at various locations throughout the United States, and is committed to annual rentals under non-cancellable operating leases, as follows:

          1996 - $2,896,000         1999 - $1,319,000

          1997 - $2,245,000         2000 - $  833,000

          1998 - $1,770,000   Thereafter - $  834,000

         The above future minimum lease payments are based upon rents payable pursuant to each lease, including contractual increases specified therein. The terms of certain of the leases provide for increases in annual rents based on the Consumer Price Index. Most of the leases for the Company's retail galleries provide for additional rental payments based on a percentage of the gallery's gross or net sales in excess of an agreed-upon amount. Additionally, certain of the leases contain renewal options for periods of up to five years. Certain of these leases also contain cancellation provisions if sales do not exceed agreed-upon levels by a specific date.

         Rents included in occupancy costs were $2,375,000, $2,558,000 and $3,099,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

         The Company has granted security interests in certain works of art owned by it to several of its landlords for the purpose of securing the Company's obligations under rent deferral agreements with those landlords.

Note 12.  Litigation

         The Company is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. While the ultimate results of these matters cannot be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position.

                     Martin Lawrence Limited Editions, Inc.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 13.  Lower of Cost or Market Adjustment

         In 1995 and 1994, adjustments of $143,000 and $68,000, respectively, were made to reflect inventory at the lower of cost or market, as determined by management's estimates of value below the Company's cost. There were no lower of cost or market adjustments made in 1993. The adjustment of $143,000 to reflect inventory at the lower of cost or market and an adjustment of $126,000 to reduce inventory to the physical were made in the fourth quarter of 1995.

Note 14. Subsequent Events - Unaudited

         The Company is negotiating a transaction for loans with several individuals (the "Lenders"), including a holder of Preferred Stock, for an aggregate of $475,000 to $500,000 (the "Loans"), which will have a maturity of six months and bear interest at the rate of 24% per annum (with a default rate of 36% per annum). The Loans are expected to fund on April 1, 1996. The proceeds of the Loans will be used for, among other things, payment of the April 1, 1996 dividend on the Preferred Stock (approximately $112,000) and general working capital. The Loans will be secured by the Company's inventory with a cost of approximately $5,500,000. In connection with the Loans, the Company will issue to the Lenders five-year warrants to purchase an aggregate of 50,000 shares at $1.00 per share. Thomas Green Securities, Inc. ("TGI") has arranged the Loans on behalf of the Company and, for these services, the Company will pay TGI a fee of 4% of the aggregate amount of the Loans.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                          Charged
                            Balance at    to costs                  Balance
                            beginning       and                    at end of
                            of period     expenses    Deductions     period
                            ----------    --------    ----------   ---------
Deferred tax
  valuation allowance:

Year Ended
  December 31, 1993             -        $1,118,000       -        $1,118,000

Year Ended
  December 31, 1994        $1,118,000    $2,698,000       -        $3,816,000

Year Ended
  December 31, 1995        $3,816,000    $  864,000       -        $4,680,000