Form 10-Q
MARTIN LAWRENCE LIMITED EDITIONS INC
filed 1996-05-20
CIK 745600

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended:                                 Commission File Number:
    March 31, 1996                                             0-13141
----------------------                                 -----------------------


                    MARTIN LAWRENCE LIMITED EDITIONS, INC.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


             Delaware                                      95-4103583
---------------------------------                 ----------------------------
   (State or other jurisdiction                   (IRS Employer Identification
of incorporation or organization)                           Number)


                              16250 Stagg Street
                          Van Nuys, California 91406
------------------------------------------------------------------------------
            (Address and zip code of principal executive offices)


                                (818) 988-0630
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                               YES   X        NO
                                   -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                  Number of Shares Outstanding
           Class                                        at May 10, 1996
           -----                                  ----------------------------

Common Stock, $.01 par value                               5,893,748





                      This document consists of 14 pages

                     MARTIN LAWRENCE LIMITED EDITIONS, INC.

                               TABLE OF CONTENTS

                                                                          Page

PART I.  FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Consolidated Balance Sheet for March 31, 1996
                  and December 31, 1995 (Unaudited) . . . . . . . . . . .   3

                Consolidated Statement of Operations
                  for the Three Months Ended March 31, 1996
                  and March 31, 1995 (Unaudited)  . . . . . . . . . . . .   4

                Consolidated Statement of Cash Flows
                  for the Three Months Ended March 31, 1996
                  and March 31, 1995 (Unaudited)  . . . . . . . . . . . .   5

                Notes to Unaudited Consolidated
                  Financial Statements  . . . . . . . . . . . . . . . . .   6

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . .   9

PART II. OTHER INFORMATION

     Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . .  14

     Item 2.    Changes in Securities . . . . . . . . . . . . . . . . . .  14

     Item 3.    Defaults Upon Senior Securities . . . . . . . . . . . . .  14

     Item 4.    Submission of Matters to a Vote of Security
                  Holders . . . . . . . . . . . . . . . . . . . . . . . .  14

     Item 5.    Other Information . . . . . . . . . . . . . . . . . . . .  14

     Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . .  14

                    MARTIN LAWRENCE LIMITED EDITIONS, INC.

                        PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                                         March 31, 1996        Dec. 31, 1995
                                                         --------------        -------------
ASSETS
Current assets:
  Cash and cash equivalents                               $   188,000           $   769,000
  Accounts receivable, net (Note 2)                         1,042,000             1,033,000
  Inventories (Note 2)                                     11,836,000            12,318,000
  Prepaid expenses and other current assets                   385,000               363,000
  Notes receivable, short-term                                 31,000                31,000
                                                          -----------           -----------
Total current assets                                       13,482,000            14,514,000
Equipment and leasehold improvements,
  net of accumulated depreciation and
  amortization (Note 2)                                     2,884,000             2,907,000
Other assets                                                  689,000               693,000
Deferred income taxes (Note 3)                                652,000               652,000
                                                          -----------           -----------
Total assets                                              $17,707,000           $18,766,000
                                                          ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses (Note 2)          $ 3,302,000           $ 3,170,000
  Accrued compensation and employee benefits                  490,000               512,000
  Deferred rents--current                                     103,000               170,000
  Customer deposits                                           152,000               155,000
  Escrowed funds (Note 4)                                        -                  150,000
  Notes payable                                                16,000                16,000
  Deferred income taxes (Note 3)                            1,341,000             1,341,000
                                                          -----------           -----------
Total current liabilities                                   5,404,000             5,514,000
Notes payable, long-term                                      211,000               214,000
Deferred rents                                                409,000               407,000
                                                          -----------           -----------
Total liabilities                                           6,024,000             6,135,000
                                                          -----------           -----------

Commitments and contingencies
Mandatorily redeemable preferred stock--
  $.01 par value, 1,000,000 shares
  authroized, 260,000 shares issued
  and outstanding at March 31, 1996 (Note 4)                2,353,000             2,021,000
                                                          -----------           -----------

Stockholders' equity:
  Preferred stock--$.01 par value, 4,000,000
    shares authorized, none issued or outstanding                -                     -
  Common stock--$.01 par value, 20,000,000
    shares authorized, 8,350,000 shares issued
    and 5,893,748 shares outstanding
    at March 31, 1996 and December 31, 1995                    83,000                83,000
  Paid-in capital                                          27,709,000            27,709,000
  Deficit                                                 (10,677,000)           (9,397,000)
  Less cost of shares held in treasury--
    2,456,000 shares at March 31, 1996 and
    December 31, 1995                                      (7,785,000)           (7,785,000)
                                                          -----------           -----------
Total stockholders' equity                                  9,330,000            10,610,000
                                                          -----------           -----------

Total liabilities and stockholders' equity                $17,707,000           $18,766,000
                                                          ===========           ===========

          See accompanying notes to consolidated financial statements

                     MARTIN LAWRENCE LIMITED EDITIONS, INC.

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                  Three Months Ended March 31,
                                                     1996              1995
                                                --------------    -------------

Revenues:
  Net sales                                     $  5,382,000      $  4,170,000
  Other income                                       109,000           157,000
                                                --------------    -------------
                                                   5,491,000         4,327,000
                                                --------------    -------------
Costs and expenses:
  Cost of sales                                    2,122,000         1,616,000
  Selling expenses                                 3,013,000         2,437,000
  General and administrative expenses              1,559,000         1,335,000
  Interest                                             4,000             3,000
  Net (gain) on gallery closure                          -             (91,000)
                                                --------------    -------------
                                                   6,698,000         5,300,000
                                                --------------    -------------
Loss before tax benefit                           (1,207,000)         (973,000)

Provision for taxes (benefit)                          3,000           (46,000)
                                                --------------    -------------

Net loss                                          (1,210,000)         (927,000)

Dividends and accretion on mandatorily
  redeemable preferred stock                          70,000            33,000
                                                --------------    -------------

Net loss applicable to common stock             $ (1,280,000)     $   (960,000)
                                                ==============    =============

Net loss per common share                       $       (.22)     $       (.16)
                                                ==============    =============

Weighted average common shares
  outstanding                                      5,894,000         5,894,000
                                                ==============    =============




          See accompanying notes to consolidated financial statements

                    MARTIN LAWRENCE LIMITED EDITIONS, INC.

                        PART I.  FINANCIAL INFORMATION


                        ITEM 1.  FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)




                                                                  Three Months ended March 31,
                                                                   1996                  1995
                                                               ------------           ------------
Cash flows from operating activities:
  Net loss                                                     $ (1,210,000)          $   (927,000)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                 230,000                226,000
  Changes in assets and liabilities:
      Accounts receivable, net                                       (9,000)              (106,000)
      Inventories                                                   482,000                285,000
      Prepaid expenses and other current assets                     (22,000)               (93,000)
      Other assets                                                    4,000                 (6,000)
      Accounts payable and accrued expenses (Note 5)                 68,000               (313,000)
      Accrued compensation and employee benefits                    (22,000)               (36,000)
      Escrowed Funds                                               (150,000)                  -
      Deferred rents                                                (65,000)               (78,000)
      Customer deposits                                              (3,000)                (6,000)
      Deferred income taxes                                            -                   (51,000)
                                                               ------------           ------------
  Net cash provided by (used in) operating activities              (697,000)            (1,105,000)
                                                               ------------           ------------
Cash flows from investing activities:
  Additions to equipment and leasehold improvements                (207,000)               (28,000)
                                                               ------------           ------------
  Net cash used in investing activities                            (207,000)               (28,000)
                                                               ------------           ------------
Cash flows from financing activities:
  Net proceeds from issuance of mandatorily
    redeemable preferred stock (Note 4)                             326,000              1,787,000
  Dividends paid on preferred stock                                    -                      -
  Notes payable                                                      (3,000)                (1,000)
                                                               ------------           ------------
  Net cash provided by financing activities                         323,000              1,786,000
                                                               ------------           ------------
  Net increase (decrease) in cash and cash equivalents             (581,000)               653,000

  Cash and cash equivalents at beginning of period                  769,000                575,000
                                                               ------------           ------------
  Cash and cash equivalents at end of period                   $    188,000           $  1,228,000
                                                               ============           ============


          See accompanying notes to consolidated financial statements

                     MARTIN LAWRENCE LIMITED EDITIONS, INC.

                         PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS: NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

        Note 1.  BASIS OF PRESENTATION

        The unaudited consolidated financial statements presented herein include the accounts of Martin Lawrence Limited Editions, Inc., a Delaware corporation, and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

        These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not contain certain information required by generally accepted accounting principals. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The accompanying financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation.

        Reclassification: Beginning in 1996, certain expenses, such as store rents and other occupancy costs, which were previously classified as general and administrative expenses have been reclassified as selling expenses. Such expenses amounted to $789,000 in 1996 and $687,000 in 1995.

        All prior year financial information has been restated to conform with this year's presentation.

        Note 2.  DETAILS OF CERTAIN FINANCIAL STATEMENT COMPONENTS

        ACCOUNTS RECEIVABLE

                                       March 31, 1996      December 31, 1995
                                       --------------      -----------------
        Amounts due from
          trade customers               $ 1,062,000          $ 1,054,000

        Accounts receivable -
          other                               5,000                4,000

        Less: Allowance for
          doubtful accounts                 (25,000)             (25,000)
                                        -----------          -----------
                                        $ 1,042,000          $ 1,033,000
                                        ===========          ===========

        INVENTORIES

                                       March 31, 1996      December 31, 1995
                                       --------------      -----------------
        Raw materials -
          framing                       $   306,000          $   277,000

        Finished goods:
          Limited editions,
            frames and other              9,986,000           10,304,000

         Original works of art            1,544,000            1,737,000
                                        -----------          -----------
                                        $11,836,000          $12,318,000
                                        ===========          ===========

                     MARTIN LAWRENCE LIMITED EDITIONS, INC.

                         PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS: NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

        Note 2.  DETAILS OF CERTAIN FINANCIAL STATEMENT COMPONENTS
                 (Contd.)

        EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                       March 31, 1996      December 31, 1995
                                       --------------      -----------------
        Equipment                       $ 4,153,000          $ 4,113,000
        Leasehold improvements          $ 7,025,000          $ 6,858,000
                                        -----------          -----------
                                         11,178,000           10,971,000
        Less: Accumulated
          depreciation and
          amortization                   (8,294,000)          (8,064,000)
                                        -----------          -----------
                                        $ 2,884,000          $ 2,907,000
                                        ===========          ===========

        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        At March 31, 1996 and December 31, 1995, the Company had rent payable of $417,000 and $436,000, respectively, included in accounts payable and accrued expenses.

        Note 3.  INCOME TAXES

        The income tax benefit for the three months ended March 31, 1995 reflects adjustments to the deferred income tax liability. The provision of $3,000 in the first quarter of 1996 relates to state income or franchise taxes.

        Note 4.  MANDATORILY REDEEMABLE PREFERRED STOCK

        On February 6, 1995, the Company issued 200,000 shares of its 10% Cumulative Convertible Preferred Stock, $.01 par value per share (the "Preferred Stock"), pursuant to a private placement commenced in October 1994. The shares of Preferred Stock were sold at $10.00 per share. The Company received net proceeds of $1,786,000 from the initial closing of the offering. In three additional closings of the private placement on September 18, 1995, January 3, 1996 and February 8, 1996, the Company received additional net proceeds of $232,500, $139,500 and $186,000, respectively, and issued an aggregate of 60,000 shares of Preferred Stock. The $150,000 of gross proceeds from the January 3, 1996 closing was included as a liability (Escrowed Funds) at December 31, 1995 since the amounts were held in escrow subject to the escrow holder's clearing of the funds prior to distribution to the Company. The private placement terminated on February 5, 1996.

        Dividends on the Preferred Stock are payable semi-annually at the rate of 10% per annum on April 1 and October 1 of each year. Each share of Preferred Stock will automatically convert into 10 shares of the Company's common stock, subject to adjustment in certain events, when the trading price of the common stock equals or

                     Martin Lawrence Limited Editions, Inc.

                         PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS: NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

        Note 4.  MANDATORY REDEEMABLE PREFERRED STOCK (Cont.)

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

        Note 5.  ADDITIONAL CASH FLOW INFORMATION

        For the three months ended March 31, 1996, accounts payable and accrued expenses include non-cash financing activities of $64,000 for dividends payable on the Preferred Stock. There was an additional non-cash financing activity of $6,000 for accretion on the Preferred Stock.

                     MARTIN LAWRENCE LIMITED EDITIONS, INC.

                         PART I.  FINANCIAL INFORMATION

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

        1.  LIQUIDITY AND CAPITAL RESOURCES

        Several key components affect the Company's ability to meet its financial needs, including funds generated from operations, levels of accounts receivable and inventories, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on satisfactory terms. For the three months ended March 31, 1996, the Company experienced negative cash flow from operating activities of $704,000, compared with a negative cash flow from operating activities of $1,105,000 during the same period last year. This change is due to increased sales and the reduction in Company owned inventory.

        Overall, cash decreased $581,000 in the first quarter of 1996, compared with an increase of $653,000 for the comparable period last year. The principal reason for this difference is the Company's receipt during the first quarter of 1995 of net proceeds of $1,787,000 from the private placement discussed below compared to $325,000 in the first quarter of 1996.

        On February 6, 1995, the Company issued 200,000 shares of its 10% Cumulative Convertible Preferred Stock, $.01 par value per share (the "Preferred Stock"), pursuant to a private placement commenced in October 1994. The shares of Preferred Stock were sold at $10 per share. The Company received net proceeds of $1,786,000 from the offering. In three additional closings of the private placement on September 18, 1995, January 3, 1996 and February 8, 1996, the Company received additional net proceeds of $232,500, $139,500 and $186,000, respectively, and issued an aggregate of 60,000 shares of Preferred Stock.

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

        Due to the Company's net losses, the Company's cash flow has been severely restricted. In order to alleviate some of the constraints on the Company's cash flow, in March 1996, the Company took a series of measures to reduce its overhead costs. The Company has reduced its staff at corporate headquarters by approximately 15% through layoffs and attrition. The Company has also terminated its full-time security staff at its corporate headquarters and instituted alternative internal safeguards. In addition, on May 1, 1996, the Company began reducing certain selling costs within its control including sales commissions.

        In April 1996, the Company signed a lease for a new distribution facility to replace its present facility. The new location is 12,000 square feet smaller and will be occupied on September 1, 1996. This

                     Martin Lawrence Limited Editions, Inc.

                         PART I.  FINANCIAL INFORMATION

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


        1.      Liquidity and Capital Resources (Contd.)

relocation will significantly reduce corporate rent. In addition, the Company continues to evaluate its other leases.

        On April 1, 1996, the Company entered into a Loan and Security Agreement with four individuals (the "Lenders") to borrow an aggregate of $500,000 (the "Loan"). The Loan has a maturity of six months and bears interest at the rate of 24% per annum (with a default rate of 36% per annum). All portions of the Loan funded between April 1 and April 3, 1996. The Loan is secured by the Company's inventory with a cost of approximately $5,500,000. In connection with the Loan, the Company issued to the Lenders five-year warrants to purchase an aggregate of 50,000 shares at $1.00 per share. Thomas Green Securities, Inc. ("TGI") arranged the Loan on behalf of the Company and, for those services, the Company paid TGI a fee of $20,000.

        On April 17, 1996, Woodfield Associates filed a lawsuit against the Company in Circuit Court for the Sixth Judicial Circuit for the State of Michigan alleging, among other things, the Company's failure to satisfy its lease obligations, including the payment of rent. On August 15, 1995, after receiving a notice of forcible detainer action from the landlord for failure to pay several months' rent, the Company vacated its premises in the Woodfield Mall prior to the expiration of the lease. The term of the lease as set forth in the lease agreement extended until January 31, 2001. The lawsuit demands payment of $1,943,602.90 in damages for rent and other charges through the end of the lease term. The Company believes that the damages sought by Woodfield Associates are far in excess of any damages the landlord may have suffered.
The Company believes that it will be able to reach a settlement of the action with Woodfield Associates which may involve leasing of a new, smaller space in the Woodfield Mall.

        At April 30, 1996, the Company owed approximately $600,000 to its major supplier of non-published artwork for the purchase of various artwork. The Company is currently negotiating repayment terms and continuing payment terms for new purchases of artwork with such supplier.

        The Company believes that, based on its current projections, its cash and capital resources should be sufficient to meet its financing requirements throughout the balance of 1996. The Company will continue its efforts to increase sales, maintain margins, reduce inventory levels and minimize operational costs. However, the Company can make no assurances that it will meet its current projections. The Company is exploring alternative sources of liquidity, including other sources of financing and reductions of inventory levels. Notwithstanding the foregoing, in the event that additional financing is not available, the Company may elect to undertake such other actions as may be appropriate in light of the circumstances at the time.

                     MARTIN LAWRENCE LIMITED EDITIONS, INC.

                         PART I.  FINANCIAL INFORMATION

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

        2.  RESULTS OF OPERATIONS

            a.  THREE MONTHS ENDED MARCH 31, 1996

        Net sales for the three months ended March 31, 1996 were $5,382,000, an increase of $1,212,000 or 29.1%, compared with the same period in 1995. The Company believes that this increase was due to its promotional activities coupled with sales of artwork published by the Company's newest artist, increased consumer confidence in the economy and the opening of two new gallery locations and five frame shops.

        Retail sales were $4,042,000, an increase of 40.8%, compared with the same period last year. Retail operations provided 75.1% of total net sales through the full-period operation of 21 galleries and the full-period operation of four frame shops. During the same quarter last year, retail operations provided 68.9% of the total net sales through the full-period operation of 20 galleries.

        Retail sales on a same-store basis (17 stores) increased 47.1%, compared with the same period last year. The Company believes that this increase is due, in part, to sales of artwork published by the Company's newest artist, promotional activities and increased consumer confidence in the economy.

        Additionally, during the period October 1995 to January 1996, the Company opened five Martin Lawrence Frame Shops to provide custom framing services. While adding to the sales increase, these stores had not yet reached their break-even point by the end of the quarter.

        The Company opened five Masterpieces of the World retail stores between May and July 1995 in regional shopping malls in California. All of these locations were taken on a temporary basis in order to test a new concept in art retailing. Masterpieces of the World sold framed oil paintings at affordable prices, primarily under $500. The results of operations of Masterpieces of the World did not meet the Company's expectations and, accordingly, the Company began closing the stores in January 1996 and completed the closings in March. Although the Company has ceased operating Masterpieces of the World retail stores, management believes that the concept may be viable in other venues.
The Company currently offers Masterpieces of the World inventory in its Frame Shops locations and gallery outlet store.

        Wholesale sales provided 10.8% of net sales, compared with 17.8% of net sales for the same quarter last year. Wholesale sales for the first quarter of 1996 were $582,000, a decrease of 21.9%, compared with the same period last year. The Company believes that this decrease is primarily due to two large sales made last year in the amount of $165,000.

        Auction sales for the first quarter of 1996 were $758,000, or 14.1% of net sales, compared with $554,000, or 13.3%, of net sales for the same period in 1994. The Company believes that this increase is due to increased frequency of auctions during the quarter.

                     Martin Lawrence Limited Editions, Inc.

                         PART I.  FINANCIAL INFORMATION

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------

        2.  RESULTS OF OPERATIONS (Cont.)

            a.  THREE MONTHS ENDED MARCH 31, 1996 (Cont.)

        Auctions which are conducted in geographical areas where the Company has retail galleries tend to reduce the retail sales per square foot in those galleries. However, the Company believes that the combination of its retail galleries and auctions have increased its overall sales in those areas.

        Historically, a majority of the Company's net sales have been generated by the works of only a few of the Company's published artists. The Company expects the mix of these artists to change over time, due to factors such as changing customer preference and the expiration or termination of publishing agreements with artists. As a result of these factors, the Company maintains an extensive inventory of the works of popular artists and constantly seeks to attract new promising artists and to promote their works. The works of two of the Company's published artists accounted for approximately 12.9% and 6.1% of the Company's net sales during the first three months of 1996. Two of the Company's non-published artists accounted for approximately 13.4% and 8.1%, respectively, of the Company's net sales during the first three months of 1996.

        Cost of sales as a percentage of net sales was 39.4% and 38.8% for the three months ended March 31, 1996 and 1995, respectively. The increase in the cost of sales percentage from 1995 to 1996 was primarily the result of lower margins on selected works of art.

        Selling expenses as a percentage of net sales were 56.0% and 58.4% for the three months ended March 31, 1996 and 1995, respectively. Selling expenses include such items as retail sales location occupancy costs, advertising, sales commissions, brochures and other promotional material costs, freight and certain salary expenses. The percentage decrease is primarily due to the increase in sales.

        Selling expenses increased $576,000 in the first quarter of 1996, compared with the first quarter of 1995. The increase is primarily due to increased promotional costs and fixed and variable compensation in the amount of $442,000 associated with the increase in sales. Sales location occupancy costs increased $103,000 over the same period last year. This increase is due to the opening of new locations and increased percentage rent under certain leases. Depreciation expense increased $10,000 over the same period last year. All other selling expenses increased $21,000 compared with the comparable period last year.

        On May 1, 1996, the Company began reducing certain selling costs within its control including sales commissions. In addition, the Company continues to evaluate its leases.

        General and administrative expenses as a percentage of net sales were 29.0% and 32.0% for the three months ended March 31, 1996 and 1995, respectively. General and administrative expenses include all

                    MARTIN LAWRENCE LIMITED EDITIONS, INC.

                        PART I.  FINANCIAL INFORMATION


          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

        2.  RESULTS OF OPERATIONS (Contd.)

            a.  THREE MONTHS ENDED MARCH 31, 1996 (Contd.)

corporate overhead costs. General and administrative expenses increased $224,000, compared with the same period in 1995. For the three months ended March 31, 1996, occupancy costs increased $9,000 over the same period last year. Depreciation and amortization expense decreased $12,000, compared with the same period last year. All other general and administrative expenses increased $221,000, compared with the same period last year, due in part to additional operational and support personnel required for the sales volume increase and the increased level of credit card sales resulting in higher finance costs.

        The Company had a net loss applicable to common stock of $1,280,000 for the three months ended March 31, 1996, compared with a net loss applicable to common stock of $960,000 in the same period last year. The increase in the net loss is due to higher cost of sales and higher selling and general and administrative expenses associated with increased sales volume and additional retail locations. Additionally, in the first quarter of 1995, the Company realized a $91,000 gain on gallery closings and $46,000 tax benefit. There were no comparable items in the first quarter of 1996.

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

                     MARTIN LAWRENCE LIMITED EDITIONS, INC.

                          PART II.  OTHER INFORMATION

-------------------------------------------------------------------------------

ITEM 1.         LEGAL PROCEEDINGS.

                On April 17, 1996, Woodfield Associates filed a lawsuit against the Company in the Circuit Court for the Sixth Judicial Circuit for the State of Michigan alleging, among other things, the Company's failure to satisfy its lease obligations, including the payment of rent. On August 15, 1995, after receiving a notice of forcible detainer action from the landlord for failure to pay several months' rent, the Company vacated its premises in the Woodfield Mall prior to the expiration of the lease. The term of the lease as set forth in the lease agreement extended until January 31, 2001. The lawsuit demands payment of $1,943,602.90 in damages for rent and other charges through the end of the lease term. The Company believes that the damages sought by Woodfield Associates are far in excess of any damages the landlord may have suffered. The Company believes that it will be able to reach a settlement of the action with Woodfield Associates which may involve leasing a new, smaller space in the Woodfield Mall.

ITEM 2.         CHANGES IN SECURITIES.

                Not applicable.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

                Not applicable.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                Not applicable.

ITEM 5.         OTHER INFORMATION.

                Not applicable.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                On February 14, 1996, the Company filed a Current Report on Form 8-K attaching the Company's press release which announced the termination of its private placement of Convertible Preferred Stock.

                                  SIGNATURE(S)

        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MARTIN LAWRENCE LIMITED EDITIONS, INC.
                                       (Registrant)

DATED:  May 17, 1996                   BY: /s/  Allen A. Baron
                                           ------------------------------------
                                           ALLEN A. BARON
                                           Chief Financial Officer and Treasurer
                                           (Duly Authorized Officer)