Form 10-Q/A
period 1996-03-31
MARTIN LAWRENCE LIMITED EDITIONS INC
filed 1996-06-03
CIK 745600

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q/A


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended:                                 Commission File Number:
    March 31, 1996                                             0-13141
- ----------------------                                 -----------------------


                    MARTIN LAWRENCE LIMITED EDITIONS, INC.
- ------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


             Delaware                                      95-4103583
- ---------------------------------                 ----------------------------
   (State or other jurisdiction                   (IRS Employer Identification
of incorporation or organization)                           Number)


                              16250 Stagg Street
                          Van Nuys, California 91406
- ------------------------------------------------------------------------------
            (Address and zip code of principal executive offices)


                                (818) 988-0630
- ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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





This Form 10-Q/A amends the third paragraph of "Results of Operations" for the three months ended March 31, 1996 under Item 2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 as filed with the Securities and Exchange Commission on May 20, 1996.

                     MARTIN LAWRENCE LIMITED EDITIONS, INC.

                         PART I.  FINANCIAL INFORMATION

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

- -------------------------------------------------------------------------------

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

- -------------------------------------------------------------------------------

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


        Retail sales on a same-store basis (17 stores) increased 29.9%, compared with the same period last year. The Company believes that this increase is due, in part, to sales of artwork published by the Company's newest artist, promotional activities and increased consumer confidence in the economy.


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

                     Martin Lawrence Limited Editions, Inc.

                         PART I.  FINANCIAL INFORMATION

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
- ----------------------------------------------------------------------------

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

- -------------------------------------------------------------------------------

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

                                       MARTIN LAWRENCE LIMITED EDITIONS, INC.
                                       (Registrant)

DATED:  May 31, 1996                   BY: /s/  Allen A. Baron
                                           ------------------------------------
                                           ALLEN A. BARON
                                           Chief Financial Officer and Treasurer
                                           (Duly Authorized Officer)