Form 10-Q
period 1996-06-30
MARTIN LAWRENCE LIMITED EDITIONS INC
filed 1996-08-14
CIK 745600

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarter ended:                           Commission File Number:
      June 30, 1996                                       0-13141
  ----------------------                           -----------------------



                     MARTIN LAWRENCE LIMITED EDITIONS, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



              Delaware                                        95-4103583
    ----------------------------                        ---------------------
    (State or other jurisdiction                        (IRS Employer Identi-
  of incorporation or organization)                        fication Number)


                               16250 Stagg Street
                           Van Nuys, California 91406
              -----------------------------------------------------
              (Address and zip code of principal executive offices)

                                 (818) 988-0630
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                          YES   X       NO
                              -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                     Number of Shares Outstanding
              Class                      at August 12, 1996
   ----------------------------      ----------------------------
   Common Stock, $.01 par value               5,893,748





                       This document consists of 19 pages

                     MARTIN LAWRENCE LIMITED EDITIONS, INC.

                                TABLE OF CONTENTS



                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheet for June 30, 1996
               and December 31, 1995 (Unaudited) ..........................    3

             Consolidated Statement of Operations
               for the Three Months Ended June 30, 1996
               and June 30, 1995 and for the Six Months
               Ended June 30, 1996 and June 30, 1995
               (Unaudited) ................................................    4

             Consolidated Statement of Cash Flows
               for the Six Months Ended June 30, 1996
               and June 30, 1995 (Unaudited) ..............................    5

             Notes to Unaudited Consolidated
               Financial Statements .......................................    6

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations .................................................   10


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings ............................................   18

    Item 2.  Changes in Securities ........................................   18

    Item 3.  Defaults Upon Senior Securities ..............................   18

    Item 4.  Submission of Matters to a Vote of
               Security Holders ...........................................   18

    Item 5.  Other Information ............................................   18

    Item 6.  Exhibits and Reports on Form 8-K .............................   18

                     Martin Lawrence Limited Editions, Inc.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                            June 30, 1996     Dec. 31, 1995
                                                            -------------     -------------
Assets
Current assets:
  Cash and cash equivalents                                 $    424,000      $    769,000
  Accounts receivable, net (Note 2)                              637,000         1,033,000
  Inventories (Note 2)                                        11,207,000        12,318,000
  Prepaid expenses and other current assets                      377,000           363,000
  Notes receivable, short-term                                    31,000            31,000
                                                            ------------      ------------
Total current assets                                          12,676,000        14,514,000
Equipment and leasehold improvements,
  net of accumulated depreciation and
  amortization (Note 2)                                        2,722,000         2,907,000
Other assets                                                     573,000           693,000
Deferred income taxes (Note 3)                                   652,000           652,000
                                                            ------------      ------------

Total assets                                                $ 16,623,000      $ 18,766,000
                                                            ============      ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses (Notes 2 and 5)     $  3,140,000      $  3,112,000
  Accrued compensation and employee benefits                     267,000           512,000
  Deferred rents--current                                         63,000           170,000
  Customer deposits                                              149,000           155,000
  Escrowed funds (Note 4)                                            -             150,000
  Dividends payable (Note 5)                                      66,000            58,000
  Notes payable (Note 6)                                         809,000            16,000
  Deferred income taxes (Note 3)                               1,341,000         1,341,000
                                                            ------------      ------------
Total current liabilities                                      5,835,000         5,514,000
Notes payable, long-term                                         350,000           214,000
Deferred rents                                                   360,000           407,000
                                                            ------------      ------------
Total liabilities                                              6,545,000         6,135,000
                                                            ------------      ------------

Commitments and contingencies                                        -                 -
Mandatorily redeemable preferred stock--
  $.01 par value, 1,000,000 shares
  authorized, 260,000 shares issued
  and outstanding at June 30, 1996 (Note 4)                    2,359,000         2,021,000
                                                            ------------      ------------

Stockholders' equity:
  Preferred stock--$.01 par value, 4,000,000
    shares authorized, none issued or outstanding                    -                 -
  Common stock--$.01 par value, 20,000,000
    shares authorized, 8,350,000 shares issued
    and 5,893,748 shares outstanding
    at June 30, 1996 and December 31, 1995                        83,000            83,000
  Paid-in capital                                             27,709,000        27,709,000
  Deficit                                                    (12,288,000)       (9,397,000)
  Less cost of shares held in treasury--
    2,456,000 shares at June 30, 1996 and
    December 31, 1995                                         (7,785,000)       (7,785,000)
                                                            ------------      ------------
Total stockholders' equity                                     7,719,000        10,610,000
                                                            ------------      ------------

Total liabilities and stockholders' equity                  $ 16,623,000      $ 18,766,000
                                                            ============      ============


           See accompanying notes to consolidated financial statements

                     Martin Lawrence Limited Editions, Inc.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                   Three Months Ended June 30,        Six Months Ended June 30,
                                      1996            1995              1996             1995
                                  -----------      -----------      -----------      -----------
Revenues:
  Net sales                       $ 4,227,000      $ 4,281,000      $ 9,609,000      $ 8,451,000
  Other income                        105,000           99,000          214,000          256,000
                                  -----------      -----------      -----------      -----------
                                    4,332,000        4,380,000        9,823,000        8,707,000
                                  -----------      -----------      -----------      -----------
Costs and expenses:
  Cost of sales                     1,738,000        1,584,000        3,860,000        3,200,000
  Selling expenses                  2,650,000        2,551,000        5,663,000        4,988,000
  General and administrative
     expenses                       1,342,000        1,357,000        2,901,000        2,692,000
  Interest                             63,000            3,000           67,000            6,000
  Net loss (gain) on gallery/
     Frame Shops closures              73,000              -             73,000          (91,000)
                                  -----------      -----------      -----------      -----------
                                    5,866,000        5,495,000       12,564,000       10,795,000
                                  -----------      -----------      -----------      -----------

Loss before taxes                  (1,534,000)      (1,115,000)      (2,741,000)      (2,088,000)

Provision for taxes (benefit)           5,000          (42,000)           8,000          (88,000)
                                  -----------      -----------      -----------      -----------

Net loss                           (1,539,000)      (1,073,000)      (2,749,000)      (2,000,000)

Dividends and accretion on
  mandatorily redeemable
  preferred stock                      72,000           55,000          142,000           88,000
                                  -----------      -----------      -----------      -----------

Net loss applicable to
  common stock                    $(1,611,000)     $(1,128,000)     $(2,891,000)     $(2,088,000)
                                  ===========      ===========      ===========      ===========

Net loss per common share         $      (.27)     $      (.19)     $      (.49)     $      (.35)
                                  ===========      ===========      ===========      ===========

Weighted average common
  shares outstanding                5,894,000        5,894,000        5,894,000        5,894,000
                                  ===========      ===========      ===========      ===========


           See accompanying notes to consolidated financial statements

                     Martin Lawrence Limited Editions, Inc.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                             Six Months Ended June 30,
                                                              1996              1995
                                                           -----------      -----------
Cash flows from operating activities:
  Net loss                                                 $(2,749,000)     $(2,000,000)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                            455,000          440,000
      Write-off of Frame Shops leaseholds upon closure          41,000              -
  Changes in assets and liabilities:
      Accounts receivable, net                                 396,000          (30,000)
      Inventories                                            1,111,000          115,000
      Prepaid expenses and other current assets                (14,000)         (48,000)
      Other assets                                             120,000          (15,000)
      Accounts payable and accrued expenses (Note 5)            28,000          (40,000)
      Accrued compensation and employee benefits              (245,000)         (28,000)
      Escrowed Funds                                          (150,000)             -
      Deferred rents                                          (154,000)        (146,000)
      Customer deposits                                         (6,000)          (1,000)
      Deferred income taxes                                        -           (101,000)
                                                           -----------      -----------

  Net cash provided by (used in) operating activities       (1,167,000)      (1,854,000)
                                                           -----------      -----------

Cash flows from investing activities:
  Additions to equipment and leasehold improvements           (312,000)        (109,000)
                                                           -----------      -----------

  Net cash used in investing activities                       (312,000)        (109,000)
                                                           -----------      -----------

Cash flows from financing activities:
  Net proceeds from issuance of mandatorily
    redeemable preferred stock (Note 4)                        326,000        1,787,000
  Dividends paid on preferred stock                           (121,000)             -
  Notes payable                                                929,000           82,000
                                                           -----------      -----------
  Net cash provided by financing activities                  1,134,000        1,869,000
                                                           -----------      -----------

  Net increase (decrease) in cash and cash equivalents        (345,000)         (94,000)

  Cash and cash equivalents at beginning of period             769,000          575,000
                                                           -----------      -----------

  Cash and cash equivalents at end of period               $   424,000      $   481,000
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

- --------------------------------------------------------------------------------

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

         Reclassification: Beginning in 1996, certain expenses, such as store rents and other occupancy costs, which were previously classified as general and administrative expenses have been reclassified as selling expenses. Such expenses for the first six months amounted to $1,709,000 in 1996 and $1,623,000 in 1995 and for the second quarter, $920,000 in 1996 and $810,000 in 1995.

         All prior year financial information has been restated to conform with this year's presentation.

     Note 2.  Details of Certain Financial Statement Components

     Accounts Receivable

                                  June 30, 1996    December 31, 1995
                                  -------------    -----------------

     Amounts due from
       trade customers              $657,000           $1,054,000

     Accounts receivable -
       other                           5,000                4,000

     Less:  Allowance for
       doubtful accounts             (25,000)             (25,000)
                                    --------           ----------

                                    $637,000           $1,033,000
                                    ========           ==========

     Inventories

                                  June 30, 1996    December 31, 1995
                                  -------------    -----------------

     Raw materials -
       framing                     $   267,000          $   277,000

     Finished goods:
       Limited editions,
         frames and other            9,584,000           10,304,000

       Original works of art         1,356,000            1,737,000
                                   -----------          -----------

                                   $11,207,000          $12,318,000
                                   ===========          ===========

                     Martin Lawrence Limited Editions, Inc.

                          PART I. FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS: NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

     Note 2.  Details of Certain Financial Statement Components
               (Contd.)

     Equipment and Leasehold Improvements

                                             June 30, 1996   December 31, 1995
                                             -------------   -----------------

     Equipment                                $ 4,144,000      $ 4,113,000
     Leasehold improvements                     7,088,000        6,858,000
                                              -----------      -----------

                                               11,232,000       10,971,000
     Less:  Accumulated
       depreciation and
       amortization                            (8,510,000)      (8,064,000)
                                              -----------      -----------

                                              $ 2,722,000      $ 2,907,000
                                              ===========      ===========

         Accounts Payable and Accrued Expenses

         At June 30, 1996 and December 31, 1995, the Company had rent payable of $423,000 and $436,000, respectively, included in accounts payable and accrued expenses.

         Note 3.  Income Taxes

         The income tax benefit for the three months and six months ended June 30, 1995 reflects adjustments to the deferred income tax liability. The provision of $5,000 and $8,000 in the three months and six months ended June 30, 1996 relates to state income or franchise taxes.

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

         Dividends on the Preferred Stock are payable semi-annually at the rate of 10% per annum on April 1 and October 1 of each year. Each share of Preferred Stock will automatically convert into 10 shares of the Company's common stock, subject to adjustment in certain events, when the trading price of the common stock equals or

                     Martin Lawrence Limited Editions, Inc.

                          PART I. FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS: NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

         Note 4.  Mandatorily Redeemable Preferred Stock (Contd.)

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

         Thomas Green, the principal of one of the placement co-agents for the private placement, acquired 77,500 shares of the Preferred Stock in the initial closing of the offering. Thomas Green subsequently acquired 5,000 additional shares from one of the Preferred Stockholders.

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

         Note 5.  Additional Cash Flow Information

         For the six months ended June 30, 1996 and the year ended December 31, 1995, non-cash financing activities consisted of $66,000 and $58,000 for dividends payable on the Preferred Stock. At December 31, 1995, the $58,000 dividend payable was included in accounts payable and accrued expenses. There was an additional non-cash financing activity of $13,000 for accretion on the Preferred Stock.

                     Martin Lawrence Limited Editions, Inc.

                          PART I. FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS: NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------

         Note 6.  Notes Payable

         In April 1996, the Company entered into a Loan and Security Agreement with four individuals (the "Lenders") and borrowed an aggregate of $500,000 (the "Short-Term Loan"). The Short-Term Loan has a maturity of six months (due October 1, 1996) and bears interest at the rate of 24% per annum (with a default rate of 36% per annum). The Short-Term Loan is secured by the Company's inventory with a cost of approximately $5,500,000. In connection with the Short-Term Loan, the Company issued to the Lenders five-year warrants to purchase an aggregate of 50,000 shares at $1.00 per share. Thomas Green Securities, Inc. ("TGI") arranged the Short-Term Loan on behalf of the Company and, for those services, the Company paid TGI a fee of $20,000.

         On June 7, 1996, the Company entered into an agreement (the "Supplier Agreement") with a major supplier of artwork to the Company. The Supplier Agreement provides for (i) the Company's deferral of approximately $500,000 owed to the supplier pursuant to a non-interest bearing note (the "Supplier Note") and (ii) certain payment terms relating to the Company's continuing purchases of artwork from the supplier (the "Continuing Obligations"). Both the Continuing Obligations and the Company's obligations under the Supplier Note are secured by approximately $4,500,000 of the Company's inventory valued at cost. In lieu of interest on the Supplier Note, the Company is obligated to convey to the supplier certain of the Company's artwork with a cost of $30,400. The Company reduced the principal amount of the Supplier Note through (i) the conveyance to the supplier of artwork with a cost to the Company of $95,600 for a credit of $69,500 and (ii) the payment to the supplier of $37,000 from the sale at auction of certain of the Company's inventory. The balance of the Supplier Note which was unpaid as of June 25, 1996, is payable over an 18-month period commencing July 1, 1996 and continuing through December 1, 1997. The Company has made each payment of $21,864 when due. During the three months and six months ended June 30, 1996, the Company's sales of inventory provided by such supplier accounted for approximately 26% and 28% of revenues, respectively.

                     Martin Lawrence Limited Editions, Inc.

                          PART I. FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

         1.  Liquidity and Capital Resources

         Several key components affect the Company's ability to meet its financial needs, including funds generated from operations, levels of accounts receivable and inventories, capital expenditures, short-term borrowing capacity and the ability to obtain long-term capital on satisfactory terms. For the six months ended June 30, 1996, the Company experienced negative cash flow from operating activities of $1,167,000, compared with a negative cash flow from operating activities of $1,854,000 during the same period last year. This change is due primarily to the reduction of accounts receivable and Company owned inventory in the first six months of 1996, partially offset by the increased losses over the prior year period.

         Overall, cash decreased $345,000 in the first six months of 1996, compared with a decrease of $94,000 for the comparable period last year. The principal reason for this difference is the Company's receipt of net proceeds of $1,787,000 in 1995 from the private placement of preferred stock compared to net cash provided by financing activities of $1,134,000 in the first six months of 1996 resulting from two loans discussed below and additional net proceeds from the private placement of preferred stock (net of dividends paid).

         Due to the Company's net losses, the Company's cash flow has been severely restricted. In order to alleviate some of the constraints on the Company's cash flow commencing in March 1996 and continuing through the second quarter, the Company has taken a series of measures to reduce its overhead costs. From March 1996 through June 30, 1996, the Company has reduced its staff at corporate headquarters by approximately 19% through layoffs and attrition. The Company has also terminated its full-time security staff at its corporate headquarters and instituted alternative internal safeguards. In addition, on May 1, 1996, the Company began reducing certain selling costs within its control, including sales commissions.

         In April 1996, the Company signed a lease for a new distribution facility to replace its present facility. The new location is 12,000 square feet smaller and will be occupied on September 1, 1996. This relocation is expected to reduce corporate rent by approximately $11,000 per month. In addition, the Company continues to evaluate its other leases.

         Between October 1995 and January 1996, the Company opened four Martin Lawrence Frame Shops which offered retail custom framing services. These stores did not perform to the Company's expectations and due to disappointing results were closed in June 1996. However, the Company continues to offer custom framing through several of its galleries.

         In December 1995, the Company received an aggregate refund of $618,000 (after deducting $22,000 for taxes owed) from the Internal Revenue Service. The refund was pursuant to the filing of a Form 1139, and was based on Internal Revenue Code provisions allowing the

                     Martin Lawrence Limited Editions, Inc.

                          PART I. FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

         1.  Liquidity and Capital Resources (Contd.)

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

         In April 1996, the Company entered into a Loan and Security Agreement with four individuals (the "Lenders") and borrowed an aggregate of $500,000 (the "Short-Term Loan"). The Short-Term Loan has a maturity of six months (due October 1, 1996) and bears interest at the rate of 24% per annum (with a default rate of 36% per annum). The Short-Term Loan is secured by the Company's inventory with a cost of approximately $5,500,000. In connection with the Short-Term Loan, the Company issued to the Lenders five-year warrants to purchase an aggregate of 50,000 shares at $1.00 per share. Thomas Green Securities, Inc. ("TGI") arranged the Short-Term Loan on behalf of the Company and, for those services, the Company paid TGI a fee of $20,000.

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

         On June 7, 1996, the Company entered into an agreement (the "Supplier Agreement") with a major supplier of artwork to the Company. The Supplier Agreement provides for (i) the Company's deferral of approximately $500,000 owed to the supplier pursuant to a non-interest bearing note (the "Supplier Note") and (ii) certain payment terms relating to the Company's continuing purchases of artwork from the supplier (the "Continuing Obligations"). Both the Continuing Obligations and the Company's obligations under the Supplier Note are secured by approximately $4,500,000 of the Company's inventory valued at cost. In lieu of interest on the Supplier Note, the Company is obligated to convey to the supplier certain of the Company's artwork with a cost of $30,400. The Company reduced the principal amount of the Supplier Note through (i) the conveyance to the supplier of artwork with a cost to the Company of $95,600 for a credit of $69,500 and (ii) the payment to the supplier

                     Martin Lawrence Limited Editions, Inc.

                          PART I. FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

         1.  Liquidity and Capital Resources (Contd.)

of $37,000 from the sale at auction of certain of the Company's inventory. The balance of the Supplier Note which was unpaid as of June 25, 1996, is payable over an 18-month period commencing July 1, 1996 and continuing through December 1, 1997. The Company has made each payment of $21,864 when due. During the three months and six months ended June 30, 1996, the Company's sales of inventory provided by such supplier accounted for approximately 26% and 28% of revenues, respectively.

         On July 31, 1996, the Company entered into a Note Agreement with an investor (the "Investor") pursuant to which the Investor loaned $500,000 to the Company for the acquisition of graphics of certain selected artists (the "Artwork"). The Company's obligations under the Note Agreement are secured by the Artwork and the proceeds thereof. Upon the sale of a piece of Artwork, the Investor is entitled to receive 25% of the net profits. During the initial six month term of the investment program, the principal amount of the loan must be reinvested in Artwork on a revolving basis. Thereafter, at the election of the Investor, the investment program may continue on an ongoing basis for additional six month terms, provided that the Investor may request at the end of any such six-month period that the loan be repaid within six months. For services rendered in connection with arranging this financing, the Company paid TGI a fee of $35,000.

         The Company believes that, based on its current projections, its cash and capital resources may be insufficient to meet its financing requirements throughout the balance of 1996. In order to meet its obligation to pay the $500,000 Short-Term Loan due on October 1, 1996, the Company plans to file for a tax refund related to carry-back losses. However, the Company is unable to ascertain at this time whether the amount of such refund will be sufficient to repay the Short-Term Loan or whether the refund will be received in time. In addition, the Company will seek to negotiate an extension of time to pay the Short-Term Loan. The Company will continue its efforts to increase sales, improve margins, reduce inventory levels and minimize operational costs. The Company is exploring alternative sources of liquidity, including other sources of financing. In the event that the Company does not obtain the anticipated tax refund or additional financing, the Company may elect to undertake such other actions as may be appropriate in light of the circumstances at the time, including seeking protection under reorganization or other debtor protection laws.

                     Martin Lawrence Limited Editions, Inc.

                          PART I. FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

         2.  Results of Operations

          a.  Six Months Ended June 30, 1996

         Net sales for the six months ended June 30, 1996 were $9,609,000, an increase of 13.7%, compared with the same period in 1995. The Company believes that this increase was due to its promotional activities coupled with sales of artwork published by the Company's newest artist, and the opening of two new gallery locations and five Frame Shops.

         Retail sales were $6,965,000, an increase of 15.8%, compared with the same period last year. Retail operations provided 72.5% of total net sales through the full-period operation of 20 galleries and the partial-period operation of four galleries, four Frame Shops and four Masterpieces of the World locations. During the same period last year, retail operations provided 71.2% of the total net sales through the full-period operation of 19 galleries and the partial-period operation of one gallery and two Masterpieces of the World locations.

         Retail sales on a same-store basis (17 stores) increased 6.3%, compared with the same period last year. The Company believes that this increase is due, in part, to sales of artwork published by the Company's newest artist and promotional activities.

         Between October 1995 and January 1996, the Company opened four Martin Lawrence Frame Shops which offered retail custom framing services. These stores did not perform to the Company's expectations and due to disappointing results were closed in June 1996. However, the Company continues to offer custom framing through several of its galleries.

         The Company opened five Masterpieces of the World retail stores between May and July 1995 in regional shopping malls in California. All of these locations were taken on a temporary basis in order to test a new concept in art retailing. Masterpieces of the World sold framed oil paintings at affordable prices, primarily under $500. The results of operations of Masterpieces of the World did not meet the Company's expectations and, accordingly, the Company began closing the stores in January 1996 and completed the closings in March. Although the Company has ceased operating Masterpieces of the World retail stores, management believes that the concept may be viable in other venues. The Company currently offers Masterpieces of the World inventory in its gallery outlet store.

                     Martin Lawrence Limited Editions, Inc.

                          PART I. FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

         2.  Results of Operations (Contd.)

          a.  Six Months Ended June 30, 1996 (Contd.)

         Wholesale sales provided 13.1% of net sales, compared with 13.7% of net sales for the six months ended June 30, 1995. Wholesale sales for the first six months of 1996 were $1,255,000, an increase of 8.5%, compared with the same period last year. The Company believes that this increase is primarily due to the sale of the Company's newest published artist's works.

         Auction sales provided 14.4% of net sales, compared with 15.1% of net sales for the six months ended June 30, 1995. Auction sales for the first six months of 1996 were $1,388,000, an increase of 8.5% compared with the same period last year. The Company believes that this increase is primarily due to greater average sales achieved plus one additional auction during the period.

         Auctions which are conducted in geographical areas where the Company has retail galleries tend to reduce the retail sales per square foot in those galleries. However, the Company believes that the combination of its retail galleries and auctions have increased its overall sales in those areas.

         Historically, a majority of the Company's net sales have been generated by the works of only a few of the Company's published artists. The Company expects the mix of these artists to change over time, due to factors such as changing customer preference and the expiration or termination of publishing agreements with artists. As a result of these factors, the Company maintains an extensive inventory of the works of popular artists and constantly seeks to attract new promising artists and to promote their works. The works of two of the Company's published artists accounted for approximately 14.3% and 5.7% of the Company's net sales during the first six months of 1996. Two of the Company's non-published artists accounted for approximately 11.8% and 10.4%, respectively, of the Company's net sales during the first six months of 1996.

         Cost of sales as a percentage of net sales was 40.2% and 37.9% for the six months ended June 30, 1996 and 1995, respectively. The increase in the cost of sales percentage from 1995 to 1996 was primarily the result of lower margins on selected works of art.

         Selling expenses as a percentage of net sales were 58.9% and 59.0% for the six months ended June 30, 1996 and 1995, respectively. Selling expenses include such items as retail sales location occupancy costs, advertising, sales commissions, brochures and other promotional material costs, freight and certain salary expenses. The percentage decrease is primarily due to the increase in sales.

                     Martin Lawrence Limited Editions, Inc.

                          PART I. FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

         2.  Results of Operations (Contd.)

          a.  Six Months Ended June 30, 1996 (Contd.)

         Selling expenses increased $675,000 in the first six months of 1996, compared with the first six months of 1995. The increase is primarily due to increased fixed and variable compensation in the amount of $414,000 associated with the increase in sales and new gallery and Frame Shops locations. Sales location occupancy costs increased $160,000 over the same period last year. This increase is due to the opening of new gallery and Frame Shops locations and increased percentage rent under certain leases. Depreciation expense increased $23,000 over the same period last year. All other selling expenses increased $78,000 compared with the comparable period last year.

         General and administrative expenses as a percentage of net sales were 30.2% and 31.9% for the six months ended June 30, 1996 and 1995, respectively. General and administrative expenses include all corporate overhead costs. General and administrative expenses increased $209,000, compared with the same period in 1995. Depreciation and amortization expense decreased $8,000, compared with the same period last year. All other general and administrative expenses increased $217,000, compared with the same period last year, due in part to additional operational and support personnel required for the sales volume increase and finance charges from increased levels of credit card sales.

         The Company had a net loss applicable to common stock of $2,891,000 for the six months ended June 30, 1996, compared with a net loss applicable to common stock of $2,088,000 in the same period last year. The increase in the net loss is due to higher cost of sales and higher selling and general and administrative expenses associated with increased sales volume and additional retail locations. In addition, there was a loss of approximately $370,000 from the Company's Masterpieces of the World and Frame Shops stores which were closed during the first six months of 1996. Additionally, in the first quarter of 1995, the Company realized a $91,000 gain on gallery closings and $88,000 tax benefit, whereas in the first six months of 1996 the Company realized a $73,000 loss on the closing of the Frame Shops.

                     Martin Lawrence Limited Editions, Inc.

                          PART I. FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

         2.  Results of Operations (Contd.)

          b.  Three Months Ended June 30, 1996

         Net sales for the three months ended June 30, 1996 were $4,227,000, a decrease of $54,000, or 1.3%, compared with the same period in 1995.

         Overall, retail sales were $2,922,000, a decrease of 7.0% compared with the same period last year. Retail operations provided 69.1% of total net sales during the three months ended June 30, 1996 through the full period operation of 22 galleries and the partial-period operation of four Frame Shops and one gallery. During the same period last year, retail operations provided 73.4% of total net sales through the full-period operation of 19 galleries and the partial-period operation of one gallery.

         Retail sales on a same-store basis (17 stores) decreased 15.5% compared with the same period last year. The Company believes that this decrease is due, in part, to a general industry-wide weakness in sales, certain personnel changes occurring at several of the Company's galleries as well as a decreased diversity of inventory available for sale in the Company's Museum Shops.

         Wholesale sales provided 16.0% of net sales, compared with 9.6% of net sales for the three months ended June 30, 1995. Wholesale sales for the quarter were $675,000, an increase of 63.8% compared with the same period last year. This increase is due to additional sales of Company published art as well as the sale of original works of art.

         Auction sales provided 14.9% of net sales, compared with 17.0% of net sales for the three months ended June 30, 1995. Auction sales for the three months ended June 30, 1996 were $630,000, a decrease of 13.2% compared with the same period last year. The Company believes that this decrease is due to one less auction during the period as well as lower average sales.

         Auctions which are conducted in geographical areas where the Company has retail galleries tend to reduce the retail sales per square foot in those galleries. However, the Company believes that the combination of its retail galleries and auctions have increased its overall sales in those areas.

         Historically, a majority of the Company's net sales have been generated by the works of only a few of the Company's published artists. However, the Company expects the mix of these artists to change over time due to factors such as changing customer preference and the expiration or termination of publishing agreements with artists. As a result of these factors, the Company maintains an extensive inventory of the works of popular artists and constantly seeks to attract new promising popular artists and to promote their works. The works of two of the Company's published artists accounted for approximately 15.4% and 5.1% of the Company's net sales during the second quarter of 1996. The works of two of the Company's non- published artists accounted for approximately 12.3% and 9.6%, respectively, of the Company's net sales during the second quarter of 1996.

                     Martin Lawrence Limited Editions, Inc.

                          PART I. FINANCIAL INFORMATION

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

         2.  Results of Operations (Contd.)

          b.  Three Months Ended June 30, 1996 (Contd.)

         Cost of sales, as a percentage of net sales, was 41.1% and 37.0% for the three months ended June 30, 1996 and 1995, respectively. The increase in the cost of sales from 1995 to 1996 was primarily due to lower margins on certain original works of art.

         Selling expenses, as a percentage of net sales, were 62.7% and 59.6% for the three months ended June 30, 1996 and 1995, respectively. Selling expenses include such items as advertising, sales commissions, brochures and other promotional material costs, freight, certain salary expenses and retail location occupancy costs. The percentage increase is primarily due to occupancy and compensation costs for Frame Shops locations.

         General and administrative expenses, as a percentage of net sales, were 31.7% for the three months ended June 30, 1996 and 1995. General and administrative expenses include all corporate overhead. General and administrative expenses decreased by $15,000 compared with the same period in 1995. For the three months ended June 30, 1996, occupancy costs decreased $5,000 compared with the same period last year. Depreciation and amortization expense increased $2,000 compared with the same period last year. All other general and administrative expenses decreased $12,000, compared with the same period last year, due to a lower number of employees and their related costs.

         The Company had a net loss applicable to common stock of $1,611,000 for the three months ended June 30, 1996, compared with a net loss applicable to common stock of $1,128,000 in the same period last year. The increase in the net loss is primarily due to higher cost of sales, a loss of approximately $140,000 from Frame Shops operations (Frame Shops commenced operations during the fourth quarter of 1995) and interest. In addition, the prior year's quarter had a tax benefit of $42,000 compared to a tax provision of $5,000 for the current quarter.

         The Company's strategy in this cost-conscious environment is to continue to conduct art auctions and sales and other promotions at its retail galleries. The Company also intends to continue to test the viability of factory outlet stores. In addition, with respect to new artists published by the Company, the Company intends to provide the collector with tremendous value at moderate prices. The Company plans to increase its publishing activities in order to improve its gross margins and improve its wholesale and retail sales. To that end, the Company has recently signed Brent Benger to a publishing agreement and expects to release limited edition serigraphs of the artist's works in the fourth quarter. Significant improvement in the Company's operating results is, to a large extent, dependent upon increased consumer spending of discretionary income and the Company's ability to publish artists that are appealing to consumers. The success of the Company in implementing its strategy is substantially dependent upon its ability to obtain sufficient working capital in the immediate future. See discussion regarding Liquidity and Capital Resources.

                     Martin Lawrence Limited Editions, Inc.

                           PART II. OTHER INFORMATION

- --------------------------------------------------------------------------------

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

ITEM 5.           OTHER INFORMATION.

                  On July 26, 1996, the Company announced that the New York Stock Exchange had advised the Company that trading in the common stock of the Company would be suspended before the opening of trading on Monday, August 12. The NYSE's action was based on the fact that the Company had fallen below the NYSE's continued listing criteria related to: aggregate market value of publicly held shares; net tangible assets available to common stock together with three-year average net income; and aggregate market value of all outstanding common shares together with three-year average net income. On August 9, 1996, the Company announced that the Company had been cleared to trade its common stock on the OTC Bulletin Board Service of the National Association of Securities Dealers under the symbol "MLLE". The Company ceased trading on the NYSE at the close of the market on Friday, August 9, 1996 and commenced trading on the OTC Bulletin Board on Monday, August 12, 1996.

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


                            MARTIN LAWRENCE LIMITED EDITIONS, INC.
                            (Registrant)


DATED:  August 12, 1996        BY: /s/ Allen A. Baron
                                  ----------------------------------------------
                               ALLEN A. BARON
                               Chief Financial Officer and Treasurer
                               (Duly Authorized Officer)