Form 10-Q
period 1996-09-30
MARTIN LAWRENCE LIMITED EDITIONS INC
filed 1996-11-19
CIK 745600

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended:                  Commission File Number:
       September 30, 1996                            0-13141



                    MARTIN LAWRENCE LIMITED EDITIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



               Delaware                            95-4103583
   ---------------------------------         ---------------------
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

                          YES   X       NO
                              -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                     Number of Shares Outstanding
              Class                      at November 13, 1996
              -----                  ------------------------------
   Common Stock, $.01 par value               5,893,748





                       This document consists of 19 pages

                     MARTIN LAWRENCE LIMITED EDITIONS, INC.

                               TABLE OF CONTENTS



                                                                Page
                                                                ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheet for September 30, 1996
               and December 31, 1995 (Unaudited)..............    3

             Consolidated Statement of Operations
               for the Nine Months Ended September 30, 1996
               and September 30, 1995 and for the Three Months
               Ended September 30, 1996 and September 30, 1995
               (Unaudited)....................................    4

             Consolidated Statement of Cash Flows
               for the Nine Months Ended September 30, 1996
               and September 30, 1995 (Unaudited).............    5

             Notes to Unaudited Consolidated
               Financial Statements...........................    6

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.....................................   10

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings................................   18

    Item 2.  Changes in Securities............................   18

    Item 3.  Defaults Upon Senior Securities..................   18

    Item 4.  Submission of Matters to a Vote of
               Security Holders...............................   18

    Item 5.  Other Information................................   18

    Item 6.  Exhibits and Reports on Form 8-K.................   19


                     Martin Lawrence Limited Editions, Inc.

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                         Sept. 30, 1996     Dec. 31, 1995
                                                         --------------     -------------
Assets
Current assets:
  Cash and cash equivalents                                $   365,000       $   769,000
  Accounts receivable, net (Note 2)                          1,030,000         1,033,000
  Inventories (Note 2)                                      10,692,000        12,318,000
  Prepaid expenses and other current assets                    402,000           363,000
  Notes receivable, short-term                                  31,000            31,000
                                                           -----------       -----------
Total current assets                                        12,520,000        14,514,000
Equipment and leasehold improvements,
  net of accumulated depreciation and
  amortization (Note 2)                                      2,061,000         2,907,000
Other assets                                                   578,000           693,000
Deferred income taxes (Note 3)                                 652,000           652,000
                                                           -----------       -----------

Total assets                                               $15,811,000       $18,766,000
                                                           ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses (Note 2)           $ 3,186,000       $ 3,112,000
  Accrued compensation and employee benefits                   437,000           512,000
  Deferred rents--current                                       22,000           170,000
  Customer deposits                                            156,000           155,000
  Escrowed funds (Note 4)                                         -              150,000
  Dividends payable                                            132,000            58,000
  Notes payable (Note 5)                                     1,296,000            16,000
  Deferred income taxes (Note 3)                             1,341,000         1,341,000
                                                           -----------       -----------
Total current liabilities                                    6,570,000         5,514,000
Notes payable, long-term                                       278,000           214,000
Deferred rents                                                 357,000           407,000
                                                           -----------       -----------
Total liabilities                                            7,205,000         6,135,000
                                                           -----------       -----------

Commitments and contingencies                                     -                -
Mandatorily redeemable preferred stock--
  $.01 par value, 1,000,000 shares
  authorized, 260,000 shares issued
  and outstanding at 9/30/96 (Note 4)                        2,366,000         2,021,000
                                                           -----------       -----------

Stockholders' equity:
  Preferred stock--$.01 par value, 4,000,000
    shares authorized, none issued or outstanding                 -                -
  Common stock--$.01 par value, 20,000,000
    shares authorized, 8,350,000 shares issued
    and 5,893,748 shares outstanding
    at September 30, 1996 and December 31, 1995                 83,000            83,000
  Paid-in capital                                           27,709,000        27,709,000
  Deficit                                                  (13,767,000)       (9,397,000)
  Less cost of shares held in treasury--
    2,456,000 shares at September 30, 1996
    and December 31, 1995                                   (7,785,000)       (7,785,000)
                                                           -----------       -----------
Total stockholders' equity                                   6,240,000        10,610,000
                                                           -----------       -----------

Total liabilities and stockholders' equity                 $15,811,000       $18,766,000
                                                           ===========       ===========

          See accompanying notes to consolidated financial statements

                     Martin Lawrence Limited Editions, Inc.

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                    1996           1995             1996          1995
                                ------------   ------------     ------------   ------------
Revenues:
  Net sales                     $  5,144,000   $  6,205,000     $ 14,753,000   $ 14,656,000
  Other income                        79,000        112,000          293,000        368,000
                                ------------   ------------     ------------   ------------
                                   5,223,000      6,317,000       15,046,000     15,024,000
                                ------------   ------------     ------------   ------------
Costs and expenses:
  Cost of sales                    2,031,000      2,252,000        5,891,000      5,452,000
  Selling expenses                 2,692,000      2,819,000        8,355,000      7,807,000
  General and administrative
     expenses                      1,368,000      1,524,000        4,269,000      4,216,000
  Interest                            34,000          4,000          101,000         10,000
  Net loss on gallery/Frame
     Shops/distribution
     facility closures               507,000        301,000          580,000        210,000
                                ------------   ------------     ------------   ------------
                                   6,632,000      6,900,000       19,196,000     17,695,000
                                ------------   ------------     ------------   --------------

Loss before taxes                 (1,409,000)      (583,000)      (4,150,000)    (2,671,000)

Provision for taxes (benefit)          5,000        (45,000)          13,000       (133,000)
                                ------------   ------------     ------------   ------------

Net loss                          (1,414,000)      (538,000)      (4,163,000)    (2,538,000)

Dividends and accretion on
  mandatorily redeemable
  preferred stock                     73,000         58,000          215,000        146,000
                                ------------   ------------     ------------   ------------

Net loss applicable to
  common stock                  $ (1,487,000)  $   (596,000)    $ (4,378,000)  $ (2,684,000)
                                ============   ============     ============   ============

Net loss per common share       $       (.25)  $       (.10)    $       (.74)  $       (.46)
                                ============   ============     ============   ============

Weighted average common
  shares outstanding               5,894,000      5,894,000        5,894,000      5,894,000
                                ============   ============     ============   ============




          See accompanying notes to consolidated financial statements

                     Martin Lawrence Limited Editions, Inc.

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                           Nine Months Ended September 30,
                                                              1996                1995
                                                          ------------        ------------
Cash flows from operating activities:
  Net loss                                                $ (4,163,000)       $ (2,538,000)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                            654,000             654,000
      Write-off of Frame Shops/galleries and
        distribution facility leaseholds
        upon closure                                           488,000             201,000
  Changes in assets and liabilities:
      Accounts receivable, net                                   3,000            (708,000)
      Inventories                                            1,626,000             892,000
      Prepaid expenses and other current assets                (39,000)             53,000
      Other assets                                             115,000             (24,000)
      Accounts payable and accrued expenses                     74,000              85,000
      Accrued compensation and employee benefits               (75,000)             42,000
      Escrowed Funds                                          (150,000)
      Deferred rents                                          (198,000)           (225,000)
      Customer deposits                                          1,000             (35,000)
      Deferred income taxes                                       -               (152,000)
                                                          ------------        ------------

  Net cash provided by (used in) operating activities       (1,664,000)         (1,755,000)
                                                          ------------        ------------

Cash flows from investing activities:
  Additions to equipment and leasehold improvements           (289,000)           (256,000)
                                                          ------------        ------------

  Net cash used in investing activities                       (289,000)           (256,000)
                                                          ------------        ------------

Cash flows from financing activities:
  Net proceeds from issuance of mandatorily
    redeemable preferred stock (Note 4)                        326,000           2,019,000
  Dividends paid on preferred stock                           (121,000)            (30,000)
  Notes payable                                              1,344,000             121,000
                                                          ------------        -------------
  Net cash provided by financing activities                  1,549,000           2,110,000
                                                          ------------        ------------

  Net increase (decrease) in cash and cash equivalents        (404,000)             99,000

  Cash and cash equivalents at beginning of period             769,000             575,000
                                                          ------------        ------------

  Cash and cash equivalents at end of period              $    365,000        $    674,000
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

         Reclassification: Beginning in 1996, certain expenses, such as store rents and other occupancy costs, which were previously classified as general and administrative expenses have been reclassified as selling expenses. Such expenses for the first nine months amounted to $2,567,000 in 1996 and $2,374,000 in 1995 and for the third quarter, $858,000 in 1996 and $751,000 in
1995.

         All prior year financial information has been restated to conform with this year's presentation.

                 Note 2.  Details of Certain Financial Statement Components

     Accounts Receivable

                                 Sept. 30, 1996    December 31, 1995
                                 --------------    -----------------
     Amounts due from
       trade customers             $ 1,054,000          $ 1,054,000

     Accounts receivable -
       other                             1,000                4,000

     Less:  Allowance for
       doubtful accounts               (25,000)             (25,000)
                                   -----------          -----------

                                   $ 1,030,000          $ 1,033,000
                                   ===========          ===========

     Inventories

                                 Sept. 30, 1996    December 31, 1995
                                 --------------    -----------------

     Raw materials -
       framing                     $   314,000          $   277,000

     Finished goods:
       Limited editions,
         frames and other            9,186,000           10,304,000

       Original works of art         1,192,000            1,737,000
                                   -----------          -----------

                                   $10,692,000          $12,318,000
                                   ===========          ===========

                     Martin Lawrence Limited Editions, Inc.

                         PART I.  FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS: NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        Note 2.  Details of Certain Financial Statement Components
                 (Contd.)

     Equipment and Leasehold Improvements

                                 Sept. 30, 1996     December 31, 1995
                                 --------------     -----------------
     Equipment                     $ 4,141,000          $ 4,113,000
     Leasehold improvements          5,741,000            6,858,000
                                   -----------          -----------

                                     9,882,000           10,971,000
     Less:  Accumulated
       depreciation and
       amortization                  7,821,000           (8,064,000)
                                   -----------          -----------

                                   $ 2,061,000          $ 2,907,000
                                   ===========          ===========

         Accounts Payable and Accrued Expenses

         At September 30, 1996 and December 31, 1995, the Company had rent payable of $401,000 and $436,000, respectively, included in accounts payable and accrued expenses.

         Note 3.  Income Taxes

         The income tax benefit for the three months and nine months ended September 30, 1995 reflects adjustments to the deferred income tax liability. The provision of $5,000 and $13,000 in the three months and nine months ended September 30, 1996 relates to state income or franchise taxes.

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

         Note 5.  Notes Payable

         In April 1996, the Company entered into a Loan and Security Agreement with four individuals (the "Lenders") and borrowed an aggregate of $500,000 (the "Short-Term Loan"). The Short-Term Loan was due October 1, 1996 but was not paid. Since that date, the Short-Term Loan has accrued default interest at the rate of 36% per annum. The Company has partially defaulted in payment of the

                     Martin Lawrence Limited Editions, Inc.

                         PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS: NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         Note 5.  Notes Payable (Contd.)

interest payments due to the Short-Term Noteholders on November 1, 1996. The Company is arranging to meet with each of the Short-Term Noteholders to negotiate repayment terms reflecting the financial constraints under which the Company is presently operating. The Short-Term Loan is secured by the Company's inventory with a cost of approximately $5,500,000. In connection with the Short-Term Loan, the Company issued to the Lenders five-year warrants to purchase an aggregate of 50,000 shares at $1.00 per share. Thomas Green Securities, Inc. ("TGI") arranged the Short-Term Loan on behalf of the Company and, for those services, the Company paid TGI a fee of $20,000.

         On June 7, 1996, the Company entered into an agreement (the "Supplier Agreement") with a major supplier of artwork to the Company. The Supplier Agreement provides for (i) the Company's deferral of approximately $500,000 owed to the supplier pursuant to a non-interest bearing note (the "Supplier Note") and (ii) certain extended payment terms relating to the Company's continuing purchases of artwork from the supplier (the "Continuing Obligations"). Both the Continuing Obligations and the Company's obligations under the Supplier Note are secured by approximately $4,500,000 of the Company's inventory valued at cost. In lieu of interest on the Supplier Note, the Company conveyed to the supplier certain of the Company's artwork with a cost of $30,400. The Company reduced the principal amount of the Supplier Note through (i) the conveyance to the supplier of artwork with a cost to the Company of $95,600 for a credit of $69,500 and (ii) the payment to the supplier of $37,000 from the sale at auction of certain of the Company's inventory. The balance of the Supplier Note was $393,500 as of June 25, 1996. This amount is payable over an 18-month period commencing July 1, 1996 and continuing through December 1, 1997. The Company has made each payment of $21,864 when due. During the three months and nine months ended September 30, 1996, the Company's sales of inventory provided by such supplier accounted for approximately 26% and 25% of revenues, respectively.

         On July 31, 1996, the Company entered into a Note Agreement with an investor (the "Investor") pursuant to which the Investor loaned $500,000 to the Company for the acquisition of graphics of certain selected artists (the "Artwork"). The Company's obligations under the Note Agreement are secured by the Artwork and the proceeds thereof. Upon the sale of a piece of Artwork, the Investor is entitled to receive 25% of the net profits. To date, all amounts have been paid to the Investor on a timely basis. Pursuant to the investment program, the principal amount of the loan is being reinvested in Artwork on a revolving basis during the initial six month period. Thereafter, at the election of the Investor, the investment program may continue on an ongoing basis for additional six month terms, provided that the Investor may request at the end of any such six-month period that the loan be repaid within six months. For services rendered in connection with arranging this financing, the Company paid TGI a fee of $35,000.

                     Martin Lawrence Limited Editions, Inc.

                         PART I.  FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         1.  Liquidity and Capital Resources

         The Company believes that its current cash flow and existing sources of liquidity will not allow it to meet its operating expenses and debt obligations beyond year-end. In light of such circumstances, the Company is reviewing various plans of reorganization within the federal debtor protection laws. The plans under consideration by the Company include combinations of the following: negotiating extensions and more advantageous terms for repayment of the Company's secured creditors, identifying and securing new sources of financing, closing certain retail locations, and restructuring the Company's
existing obligations.    While the Company continues to explore various
alternatives, it anticipates that it will avail itself of the protections offered pursuant to Chapter 11 of the United States Bankruptcy Code prior to year-end.

         Several key components have affected the Company's ability to meet its financial needs, including the low level of funds generated from operations, levels of accounts receivable and inventories, the need for capital expenditures, the lack of short-term borrowing capacity and the inability to obtain long-term capital. For the nine months ended September 30, 1996, the Company experienced negative cash flow from operating activities of $1,664,000, compared with a negative cash flow from operating activities of $1,755,000 during the same period last year.

         Overall, cash decreased $404,000 in the first nine months of 1996, compared with an increase of $99,000 for the comparable period last year. The principal reason for this difference is the inclusion of net proceeds of $2,019,000 from the Company's private placement during the nine months ended September 30, 1995 compared to $326,000 in net proceeds from the private placement and $1,344,000 in Notes Payable for the nine months ended September 30, 1996.

         Due to the Company's net losses, the Company's cash flow has been severely restricted. In order to alleviate some of the constraints on the Company's cash, commencing in March 1996 and continuing through the third quarter, the Company has taken a series of measures to reduce its overhead costs. From June 30, 1996 through November 1, 1996, the Company has reduced the number of its staff at corporate headquarters by approximately 14% through layoffs and attrition for a total reduction of 26% since March 1996. In addition to the May 1, 1996 sales commission reduction, the Company continues to evaluate additional reductions of selling costs within its control.

         On September 1, 1996, the Company closed its distribution facility and moved to a location which is 12,000 square feet smaller for a reduction in corporate rent of approximately $11,000 per month.

         During the third quarter, the Company closed several gallery locations which did not meet sales expectations. First, the Company elected not to renew its lease for its Palm Springs location pursuant to a lease option and closed the gallery on September 4, 1996 due to

                     Martin Lawrence Limited Editions, Inc.

                         PART I.  FINANCIAL INFORMATION

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         1.  Liquidity and Capital Resources (Contd.)

its poor performance. Second, in light of continued unprofitability, the Company closed its Westlake Village location on August 27, 1996 and the landlord, Trust Company of the West, has brought an action against the Company for rent through the balance of the term of the lease (which expires May 31, 1998) of approximately $110,000. In light of the landlord's obligation to mitigate its damages, the Company believes the action claims damages far in excess of any damages suffered by Trust Company of the West. Third, the Company closed its Brentwood location in October 1996. This location was initially opened as a Frame Shop and converted to a gallery subsequent to the Company's closures of its Frame Shops operations. The location failed to perform to expectations as a gallery and was closed. The Company continues to negotiate a settlement with the landlord in order to extricate itself from the balance of the lease term. The Company continues to review the results of its other galleries and evaluate those leases.

         The Company's lease for its Santa Clara gallery expires on December 31, 1996 and as a result of the landlord's desire to put the current gallery space to a different use, the landlord has offered the Company an alternative space in the same mall. The Company is negotiating with the landlord regarding the new space and evaluating the feasibility of building out the new space.
The Company makes no assurances that its negotiations with the landlord will result in the continued operation of a gallery in Santa Clara.

         In December 1995, the Company received an aggregate refund of $618,000 (after deducting $22,000 for taxes owed) from the Internal Revenue Service.
The refund was pursuant to the filing of a Form 1139, and was based on Internal Revenue Code provisions allowing the Company a 10-year carryback period for losses meeting certain statutory requirements. The filing is subject to audit by the I.R.S. for three years from the date of the filing of the Company's 1994 federal income tax return. In the event the I.R.S. determines that any portion of the refund was improperly made, the Company would be required to return such portion of the refund to the I.R.S. plus interest and penalties, if any. A recent tax court case may unfavorably impact the ultimate outcome of an audit.

         In April 1996, the Company entered into a Loan and Security Agreement with four individuals (the "Lenders") and borrowed an aggregate of $500,000 (the "Short-Term Loan"). The Short-Term Loan was due October 1, 1996 but was not paid. Since that date, the Short-Term Loan has accrued default interest at the rate of 36% per annum. The Company has partially defaulted in payment of the interest payments due to the Short-Term Noteholders on November 1, 1996. The Company is arranging to meet with each of the Short-Term Noteholders to negotiate repayment terms reflecting the present financial constraints under which the Company is presently operating. The Short-Term Loan is secured by the Company's inventory with a cost of approximately $5,500,000. In connection with the Short-Term Loan, the Company issued to the Lenders five- year warrants to purchase an aggregate of 50,000 shares at $1.00 per share. TGI arranged the Short-Term Loan on behalf of the Company and, for those services, the Company paid TGI a fee of $20,000.

                     Martin Lawrence Limited Editions, Inc.

                         PART I.  FINANCIAL INFORMATION

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         1.  Liquidity and Capital Resources (Contd.)

         On April 17, 1996, Woodfield Associates filed a lawsuit against the Company in the Circuit Court for the Sixth Judicial Circuit for the State of Michigan alleging, among other things, the Company's failure to satisfy its lease obligations, including the payment of rent. On August 15, 1995, after receiving a notice of forcible detainer action from the landlord for failure to pay several months' rent, the Company vacated its premises in the Woodfield
Mall prior to the expiration of the lease.   The term of the lease as set forth
in the lease agreement extended until January 31, 2001. The lawsuit demands payment of $1,943,602.90 in damages for rent and other charges through the end of the lease term. The Company believes that the damages sought by Woodfield Associates are far in excess of any damages the landlord may have suffered and is asserting an affirmative defense to such amounts alleging the Landlord's failure to make a good faith effort to mitigate its damages.

         On June 7, 1996, the Company entered into an agreement (the "Supplier Agreement") with a major supplier of artwork to the Company. The Supplier Agreement provides for (i) the Company's deferral of approximately $500,000 owed to the supplier pursuant to a non-interest bearing note (the "Supplier Note") and (ii) certain extended payment terms relating to the Company's continuing purchases of artwork from the supplier (the "Continuing Obligations"). Both the Continuing Obligations and the Company's obligations under the Supplier Note are secured by approximately $4,500,000 of the Company's inventory valued at cost. In lieu of interest on the Supplier Note, the Company conveyed to the supplier certain of the Company's artwork with a cost of $30,400. The Company reduced the principal amount of the Supplier Note through (i) the conveyance to the supplier of artwork with a cost to the Company of $95,600 for a credit of $69,500 and (ii) the payment to the supplier of $37,000 from the sale at auction of certain of the Company's inventory. The balance of the Supplier Note which was unpaid as of June 25, 1996, is payable over an 18-month period commencing July 1, 1996 and continuing through December 1, 1997. The Company has made each payment of $21,864 when due. During the three months and nine months ended September 30, 1996, the Company's sales of inventory provided by such supplier accounted for approximately 26% and 25% of revenues, respectively.

         On July 31, 1996, the Company entered into a Note Agreement with an investor (the "Investor") pursuant to which the Investor loaned $500,000 to the Company for the acquisition of graphics of certain selected artists (the "Artwork"). The Company's obligations under the Note Agreement are secured by the Artwork and the proceeds thereof. Upon the sale of a piece of Artwork, the Investor is entitled to receive 25% of the net profits. To date, all amounts have been paid to the Investor on a timely basis. Pursuant to the investment program, the principal amount of the loan is being reinvested in Artwork on a revolving basis during the initial six month period. Thereafter, at the election of the Investor, the investment program may continue on an ongoing basis for additional six month terms, provided that the Investor may request at the end of any such six-month period that the loan be repaid within six months. For services rendered in connection with arranging this financing, the Company paid TGI a fee of $35,000.

                     Martin Lawrence Limited Editions, Inc.

                         PART I.  FINANCIAL INFORMATION

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         2.  Results of Operations

              a.  Nine Months Ended September 30, 1996

         Net sales for the nine months ended September 30, 1996 were $14,753,000, an increase of 0.7%, compared with the same period in 1995.

         Retail sales were $11,044,000, an increase of 1.9%, compared with the same period last year. Retail operations provided 74.9% of total net sales through the full-period operation of 17 galleries and the partial-period operation of eight galleries, four Frame Shops and four Masterpieces of the World locations. During the same period last year, retail operations provided 73.9% of the total net sales through the full-period operation of 18 galleries and the partial-period operation of four galleries and five Masterpieces of the World locations.

         Retail sales on a same-store basis (15 stores) decreased 4.2%, compared with the same period last year. The Company believes that this decrease is due, in part, to a general industry-wide weakness in sales during the second and third quarters of this year.

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

         Wholesale sales provided 13.2% of net sales, compared with 12.0% of net sales for the nine months ended September 30, 1995. Wholesale sales for the first nine months of 1996 were $1,954,000, an increase of 11.0%, compared with the same period last year. The Company believes that this increase is primarily due in part to additional sales generated by the Company's newest artist, as well as the sale of original works of art.

                     Martin Lawrence Limited Editions, Inc.

                         PART I.  FINANCIAL INFORMATION

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              2.  Results of Operations (Contd.)

                   a.  Nine Months Ended September 30, 1996 (Contd.)

         Auction sales provided 11.9% of net sales, compared with 14.1% of net sales for the nine months ended September 30, 1995. Auction sales for the first nine months of 1996 were $1,755,000, a decrease of 14.9% compared with the same period last year. The Company believes that this decrease is primarily due to fewer auctions held in the third quarter of 1996 compared with the same period in 1995.

         Auctions which are conducted in geographical areas where the Company has retail galleries tend to reduce the retail sales per square foot in those galleries. However, the Company believes that the combination of its retail galleries and auctions have increased its overall sales in those areas.

         Historically, a majority of the Company's net sales have been generated by the works of only a few of the Company's published artists. The Company expects the mix of these artists to change over time, due to factors such as changing customer preference and the expiration or termination of publishing agreements with artists. As a result of these factors, the Company maintains an extensive inventory of the works of popular artists and constantly seeks to attract new promising artists and to promote their works. The works of two of the Company's published artists accounted for approximately 15.0% and 5.2% of the Company's net sales during the first nine months of 1996. Two of the Company's non-published artists accounted for approximately 12.5% and 10.8%, respectively, of the Company's net sales during the first nine months of 1996.

         Cost of sales, as a percentage of net sales, was 39.9% and 37.2% for the nine months ended September 30, 1996 and 1995, respectively. The increase in the cost of sales percentage from 1995 to 1996 was primarily the result of lower margins on selected works of art not published by the Company.

         Selling expenses as a percentage of net sales were 56.6% and 53.3% for the nine months ended September 30, 1996 and 1995, respectively. Selling expenses include such items as retail sales location occupancy costs, advertising, sales commissions, brochures and other promotional material costs, freight and certain salary expenses.

         Selling expenses increased $548,000 in the first nine months of 1996, compared with the first nine months of 1995. The increase is primarily due to an increase in fixed and variable compensation in the amount of $493,000 associated with new gallery and Frame Shops locations. Sales location occupancy costs increased $260,000 over the same period last year. This increase is due to the opening of new gallery and Frame Shops locations and increased percentage rent under certain leases. All other selling expenses decreased $205,000 compared with the comparable period last year.

                     Martin Lawrence Limited Editions, Inc.

                         PART I.  FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               2.  Results of Operations (Contd.)

                   a.  Nine Months Ended September 30, 1996 (Contd.)

         General and administrative expenses as a percentage of net sales were 28.9% and 28.8% for the nine months ended September 30, 1996 and 1995, respectively. General and administrative expenses include all corporate overhead costs. General and administrative expenses increased $53,000, compared with the same period in 1995, due in part to financing fees related to the Short-Term Loan and the Investor Note Agreement (see Note 5 to financial statements).

         The Company had a net loss applicable to common stock of $4,378,000 for the nine months ended September 30, 1996, compared with a net loss applicable to common stock of $2,684,000 in the same period last year. The increase in the net loss is due to higher cost of sales and higher selling costs associated with increased retail locations. In addition, there was a loss of $580,000 from the closure of the Company's distribution facility, gallery locations and Frame Shops stores. Loss on gallery closings for the nine months ended September 30, 1995 was $210,000. Additionally, interest expense for the nine months ended September 30, 1996 was $101,000, compared to $10,000 for the same period in 1995. There was a tax provision of $13,000 for the nine months ended September 30, 1996 compared to a tax benefit of $133,000 for the same period in 1995.

                     Martin Lawrence Limited Editions, Inc.

                         PART I.  FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               2.  Results of Operations (Contd.)

                   b.  Three Months Ended September 30, 1996

         Net sales for the three months ended September 30, 1996 were $5,144,000, a decrease of 17.1%, compared with the same period in 1995. The Company believes that this decrease was primarily due to a general industry-wide weakness in sales.

         Retail sales were $4,079,000, a decrease of 15.3% compared with the same period last year. Retail operations provided 79.3% of total net sales during the three months ended September 30, 1996 through the full period operation of 20 galleries and the partial-period operation of 4 galleries. During the same period last year, retail operations provided 77.7% of total net sales through the full-period operation of 18 galleries and two Masterpieces of the World locations and the partial-period operation of three galleries and three Masterpieces of the World locations.

         Retail sales on a same-store basis (15 stores) decreased 18.1% compared with the same period last year. The Company believes that this decrease is due to a general industry-wide weakness in sales.

         Wholesale sales provided 13.6% of net sales, compared with 9.7% of net sales for the three months ended September 30, 1995. Wholesale sales for the quarter were $699,000, an increase of 15.9% compared with the same period last year. This increase is due in part to additional sales generated by the Company's newest artist.

         Auction sales provided 7.1% of net sales, compared with 12.6% of net sales for the three months ended September 30, 1995. Auction sales for the three months ended September 30, 1996 were $367,000, a decrease of 53.2% compared with the same period last year. This decrease is due to 8 auctions held in the third quarter of 1996 compared to 16 auctions held in the third quarter of 1995.

         Auctions which are conducted in geographical areas where the Company has retail galleries tend to reduce the retail sales per square foot in those galleries. However, the Company believes that the combination of its retail galleries and auctions have increased its overall sales in those areas.

         Historically, a majority of the Company's net sales have been generated by the works of only a few of the Company's published artists. However, the Company expects the mix of these artists to change over time due to factors such as changing customer preference and the expiration or termination of publishing agreements with artists. As a result of these factors, the Company maintains an extensive inventory of the works of popular artists and constantly seeks to attract new promising popular artists and to promote their works. The works of two of the Company's published artists accounted for approximately 15.7% and 4.5% of the Company's net sales during the third quarter of 1996. The works of two of the Company's non- published artists accounted for approximately 13.6% and 10.9%, respectively, of the Company's net sales during the third quarter of 1996.

                     Martin Lawrence Limited Editions, Inc.

                         PART I.  FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               2.  Results of Operations (Contd.)

                   b.  Three Months Ended September 30, 1996 (Contd.)

         Cost of sales, as a percentage of net sales, was 39.5% and 36.3% for the nine months ended September 30, 1996 and 1995, respectively. The increase in the cost of sales from 1995 to 1996 was primarily due to lower margins on selected works of art not published by the Company.

         Selling expenses, as a percentage of net sales, were 52.3% and 45.4% for the three months ended September 30, 1996 and 1995, respectively. Selling expenses include such items as advertising, sales commissions, brochures and other promotional material costs, freight, certain salary expenses and retail location occupancy costs. Selling expenses decreased $127,000 in the third quarter of 1996, compared with the same period in 1995. Fixed and variable compensation increased $79,000. Sales location occupancy costs increased $101,000. All other selling expenses decreased $307,000 in the third quarter of 1996 compared with the same period in 1995.

         General and administrative expenses, as a percentage of net sales, were 26.6% and 24.6% for the three months ended September 30, 1996 and 1995, respectively. General and administrative expenses include all corporate overhead. General and administrative expenses decreased by $156,000 compared with the same period in 1995 due to a lower number of employees and their related costs, and additional cost containment measures.

         The Company had a net loss applicable to common stock of $1,487,000 for the three months ended September 30, 1996, compared with a net loss applicable to common stock of $596,000 in the same period last year. The increase in the net loss is primarily due to decreased sales and increased cost of sales percentage. In addition, there was a loss of $507,000 from the closure of the Company's distribution facility and gallery locations during the third quarter of 1996 compared to a loss of $301,000 from gallery closures in the third quarter of 1995.

         The Company's strategy in this cost-conscious environment is to continue to conduct art auctions and sales and other promotions at its retail galleries. In addition, with respect to new artists published by the Company, the Company intends to provide the collector with tremendous value at moderate prices. The Company seeks to increase its publishing activities in order to improve its gross margins and improve its wholesale and retail sales. To that end, the Company has recently signed Brent Benger to a publishing agreement and may release limited edition graphics of the artist's works in early 1997. Significant improvement in the Company's operating results is, to a large extent, dependent upon the successful implementation of a plan of reorganization, increased consumer spending of discretionary income, and the Company's ability to publish artists that are appealing to consumers. See discussion regarding Liquidity and Capital Resources.

                     Martin Lawrence Limited Editions, Inc.

                          PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

                 On April 17, 1996, Woodfield Associates filed a lawsuit against the Company in the Circuit Court for the Sixth Judicial Circuit for the State of Michigan alleging, among other things, the Company's failure to satisfy its lease obligations, including the payment of rent. On August 15, 1995, after receiving a notice of forcible detainer action from the landlord for failure to pay several months' rent, the Company vacated its premises in the Woodfield Mall prior to
                 the expiration of the lease.   The term of the lease as set
                 forth in the lease agreement extended until January 31, 2001. The lawsuit demands payment of $1,943,602.90 in damages for rent and other charges through the end of the lease term. The Company believes that the damages sought by Woodfield Associates are far in excess of any damages the landlord may have suffered and is asserting an affirmative defense to such amounts alleging the Landlord's failure to make a good faith effort to mitigate its damages.

ITEM 2.          CHANGES IN SECURITIES.

                 Not applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

                 Not applicable.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 A proposal to approve an amendment to the Company's 1992 Stock Incentive Plan to increase the number of shares available for grant from 750,000 to 1,500,000 was passed at the Annual Meeting of Stockholders on July 2, 1996.

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

                     Martin Lawrence Limited Editions, Inc.

                          PART II.  OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit

 10.30 Amendment to Consignment Agreement dated June 7, 1996 between Chalk & Vermilion Fine Arts, L.L.C. and Martin Lawrence Limited Editions, Inc.





                                  SIGNATURE(S)


         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MARTIN LAWRENCE LIMITED EDITIONS, INC.
                            (Registrant)


DATED:  November 15, 1996      BY: /s/ Allen A. Baron
                               -------------------------------------
                               ALLEN A. BARON
                               Chief Financial Officer and Treasurer
                               (Duly Authorized Officer)